Form 10KSB40
period 1998-12-31
SOUTH JERSEY FINANCIAL CORP INC
filed 1999-03-31
CIK 1071346

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended DECEMBER 31, 1998

                                    0-24997
                            Commission File Number

                   SOUTH JERSEY FINANCIAL CORPORATION, INC.
                (Name of small business issuer in its charter.)

                    DELAWARE                                      22-3615289
(State or Other Jurisdiction of Incorporation or      (I.R.S. Employer Identification No.)
                  Organization)

                4651 ROUTE 42, TURNERSVILLE, NEW JERSEY  08012
             (Address of Principal Executive Offices)   (Zip Code)

                                (609) 629-6000
                          (Issuer's telephone number)

                                     NONE
         Securities registered under Section 12(b) of the Exchange Act

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
         Securities registered under Section 12(g) of the Exchange Act


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[X]

The issuer's revenues for its most recent fiscal year were $18,936,000.

As of March 31, 1999, the issuer had 3,793,430 shares of common stock issued or outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $41,131,179. This figure is based on the average bid and asked price of the issuer's common stock on March 18, 1999, which was $11.1875 as reported in The Wall Street Journal. For purposes of this calculation, the registrant is assuming that directors and executive officers are affiliates.

Transitional Small Business Disclosure Format (check one)   Yes [_]  No [X]

                                     INDEX

PART I
                                                                                           Page No.
                                                                                           --------
     Item 1.     Description of Business.......................................................   1

     Item 2.     Description of Property.......................................................  29

     Item 3.     Legal Proceedings.............................................................  29

     Item 4.     Submission of Matters to a Vote of Security Holders...........................  29

PART II

     Item 5.     Market for the Common Equity
                 and Related Stockholder Matters...............................................  30

     Item 6.     Management's Discussion and Analysis or Plan of Operations....................  30

     Item 7.     Financial Statements..........................................................  40

     Item 8.     Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure...........................................  41

PART III

     Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act......................................  41

     Item 10.    Executive Compensation........................................................  43

     Item 11.    Security Ownership of Certain Beneficial Owners and Management................  51

     Item 12.    Certain Relationships and Related Transactions................................  52

     Item 13.    Exhibits and Reports on Form 8-K..............................................  53

SIGNATURES

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------

GENERAL

     South Jersey Financial Corporation, Inc. (the "Company") was incorporated under Delaware law on September 28, 1998. The Company was formed to acquire South Jersey Savings and Loan Association, Turnersville, New Jersey (the "Association") as part of the Association's conversion from a mutual to stock form of organization (the "Conversion"). In connection with the Conversion, on February 12, 1999, the Company issued an aggregate 3,793,430 shares of its common stock, par value $0.01 per share (the "Common Stock"), of which 3,512,435 shares were sold in a subscription offering at a purchase price of $10 per share and 280,995 shares were issued and contributed to the South Jersey Savings Charitable Foundation (the "Foundation"), a charitable foundation established by the Association. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Association. At December 31, 1998, the Association had total assets of $285.6 million, total deposits of $236.2 million and equity of $26.9 million.

     The Association was originally organized in 1921 and operated as Knight Park Building and Loan Association of Collingswood, New Jersey. In 1950, the Association merged with Vineyard Building and Loan Association and changed its name to South Jersey Savings and Loan Association. The Association conducts business from its home office and operation centers located in Turnersville, New Jersey and its two full service branch offices located in Collingswood and Glendora, New Jersey. The Association's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its three banking offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family mortgage loans and consumer loans, including home equity loans, home equity lines of credit and education loans. To a lesser extent, the Association also originates multi-family and commercial real estate loans. The Association currently originates all of its loans for investment. The Association also invests in mortgage-backed securities and investment securities, primarily U.S. government and agency obligations, and other permissible investments. The Association's revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities and other noninterest income. The Association's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities and Federal Home Loan Bank ("FHLB") advances.

MARKET AREA

     The Association is a community-oriented banking institution offering a variety of financial products and services to meet the needs of the communities it serves. The Association's lending and deposit gathering is concentrated in its primary market area consisting of Gloucester and Camden Counties, New Jersey. All of the Association's offices are located within 20 miles of Philadelphia, Pennsylvania. The Association invests primarily in loans secured by first or second mortgages on properties located in areas surrounding its offices.

     Turnersville is located in largely suburban Gloucester County, New Jersey on State Highway 42 approximately 50 miles northwest of Atlantic City, New Jersey and 20 miles southeast of Philadelphia. Collingswood and Glendora are located in Camden County, New Jersey, which county primarily consists of mature fully developed communities. Heavily traveled U.S. Interstates 95, 295, 676 and 76 run through the Association's primary market area. These highways provide easy access to the cities of Philadelphia, New York and Newark, New Jersey, which are major international centers for business, commerce and trade. In recent years, Gloucester County has experienced an influx of new residents and employers as the Philadelphia suburbs have expanded into the Association's primary market area.

     The economy in the Association's primary market area is based upon a mixture of service and retail trade. Other employment is provided by a variety of wholesale trade, manufacturing, federal, state and local government, hospitals, universities and utilities. This area is also home to commuters working in Philadelphia and, to a lesser extent, New York. In the late 1980's and early 1990's, due in part to the effects of a prolonged decline in the national and regional economy, layoffs in the financial services industry and corporate relocations, New Jersey experienced reduced levels of employment. These events, in conjunction with a surplus of available commercial and residential properties, resulted in an overall decline during this period in the underlying values of properties located in New Jersey. However, New Jersey's real estate market has recovered in recent periods. Whether improvement will continue is dependent, in large part, upon the general economic health of the United States and New Jersey, and other factors beyond the Association's control and, therefore, cannot be estimated.

COMPETITION

     The Association faces significant competition both in generating loans and in attracting deposits. The Association's primary market area is highly competitive and the Association faces direct competition from a significant number of financial institutions, many with a state wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Association. The Conversion, by increasing the Association's capital and adding the resources of the Company as a possible source of strength for the Association, should promote the Association's ability to compete and to take advantage of growth opportunities that might arise. The Association's competition for loans comes principally from commercial banks, savings banks, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings banks and associations, commercial banks and credit unions. In addition, the Association faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

     In recent years, most locally headquartered competitors in the Association's primary market area have been acquired by larger, regional financial institutions, resulting in a reduced presence of local, community-based institutions. The Association believes that this reduction of community-based institutions has created opportunities for the Association, as one of the few remaining locally headquartered financial institutions in its primary market area, to achieve controlled asset growth and moderate geographic expansion. To take advantage of this perceived opportunity, the Association intends to enhance its current operating strategy by expanding the products and services it offers, as necessary, in order to improve its market share in its primary market area. In this regard, the Association has begun to offer new IRA deposit products and has recently introduced 24 hour banking by telephone with voice response capabilities. The Association may also seek to expand its lending activities into areas outside of its primary market area.

PERSONNEL

     As of December 31, 1998, the Association had 66 full-time employees and 24 part-time employees. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good.

LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION. The Association's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residential real estate. At December 31, 1998, the Association's loans totalled $108.4 million, of which $88.1 million, or 81.2%, were one- to four-family residential first mortgage loans. Such residential mortgage loans consisted of 90.3% of fixed-rate loans and 9.7% of adjustable-rate loans, most of which were indexed to the one or three year Constant Maturity Treasury ("CMT") Index. At December 31, 1998, the Association also had $3.2 million, or 2.9% of total loans, in multi-family and commercial real estate loans.

     The Association's consumer loans at December 31, 1998 aggregated $17.2 million, or 15.9% of total loans. Such consumer loans included $13.3 million of home equity loans, $1.1 million of home equity lines of credit, $2.2 million of education loans and $600,000 of other consumer loans. The Association's home equity loans and lines of credit and education loans constituted 83.8% and 12.5% of consumer loans, respectively, and 13.3% and 2.0% of total loans, respectively, at December 31, 1998.

     The Association generally has not sold loans in recent years and had no mortgage loans held for sale at December 31, 1998 and at each of the five years ended December 31, 1998. The types of loans that the Association may originate are subject to federal and state laws and regulations. Interest rates charged by the Association on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board ("FRB"), and legislative tax policies.

     The following table sets forth the composition of the Association's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                        AT DECEMBER 31,
                             ------------------------------------------------------------------------------------------------------
                                    1998                  1997               1996                1995                1994
                             ---------------------- ------------------- ------------------ ------------------  --------------------
                                          PERCENT              PERCENT            PERCENT            PERCENT               PERCENT
                                AMOUNT    OF TOTAL   AMOUNT    OF TOTAL  AMOUNT   OF TOTAL  AMOUNT   OF TOTAL    AMOUNT    OF TOTAL
                             -----------  --------  -------- ---------- --------  -------- --------- --------  ---------- ---------
                                                                     (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
   One- to four-family.....     $ 88,068    81.21%  $ 78,488   78.42%   $ 80,681   76.05%  $ 82,935   77.45%   $ 88,033     78.37%
   Multi-family and
    commercial.............        3,181     2.94      3,179    3.18       6,707    6.32      7,007    6.54       7,303      6.50
                                --------   ------   --------  ------    --------  ------   --------  ------    --------    ------
         Total real estate
          loans............       91,249    84.15     81,667   81.60      87,388   82.37     89,942   83.99      95,336     84.87

CONSUMER LOANS:
   Home equity loans and
     lines of credit.......       14,403    13.28     15,254   15.24      15,313   14.43     14,301   13.35      14,154     12.60
   Education...............        2,144     1.98      2,427    2.43       2,514    2.37      1,912    1.79       1,829      1.63
   Other...................          644     0.59        732    0.73         879    0.83        935    0.87       1,008      0.90
                                --------   ------   --------  ------    --------  ------   --------  ------    --------    ------
         Total consumer
          loans............       17,191    15.85     18,413   18.40      18,706   17.63     17,148   16.01      16,991     15.13
                                --------   ------   --------  ------    --------  ------   --------  ------    --------    ------
      Total loans..........      108,440   100.00%   100,080  100.00%    106,094  100.00%   107,090  100.00%    112,327    100.00%
                                           ======             ======              ======             ======                ======
LESS:
   Deferred loan
    origination fees
    and discounts..........          323                 447                 645                670                 741
   Allowance for loan
    losses.................          940                 667               1,186              1,068                 968
                                --------            --------            --------           --------            --------
      Total loans, net.....     $107,177            $ 98,966            $104,263           $105,352            $110,618
                                ========            ========            ========           ========            ========

     LOAN MATURITY. The following table shows the remaining contractual maturity of the Association's total loans at December 31, 1998. The table does not include the effect of future principal prepayments.

                                                    AT DECEMBER 31, 1998
                                        ------------------------------------------
                                                      MULTI-
                                          ONE- TO   FAMILY AND
                                          FOUR-     COMMERCIAL             TOTAL
                                          FAMILY    REAL ESTATE  CONSUMER  LOANS
                                        ---------   -----------  --------  -------
                                                       (IN THOUSANDS)
Amounts due in:
   One year or less.....................  $    81       $  969   $ 1,013  $  2,063
   After one year:
   More than one year to three years....      865          126     2,100     3,091
   More than three years to five years..    2,724          240     2,715     5,679
   More than five years to 10 years.....   24,018          384     5,948    30,350
   More than 10 years to 20 years.......   30,493          848     5,415    36,756
   More than 20 years...................   29,887          614        --    30,501
                                          -------       ------   -------  --------
      Total amount due..................  $88,068       $3,181   $17,191  $108,440
                                          =======       ======   =======  ========

     The following table sets forth, at December 31, 1998, the dollar amount of loans contractually due after December 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                   DUE AFTER DECEMBER 31, 1999
                                -------------------------------
                                   FIXED   ADJUSTABLE   TOTAL
                                ---------  ----------  --------
                                         (IN THOUSANDS)
Real estate loans:
   One- to four-family..........  $81,671      $6,316  $ 87,987
   Multi-family and commercial..    1,252         960     2,212
                                  -------      ------  --------
      Total real estate loans...   82,923       7,276    90,199
Consumer loans..................   13,646       2,532    16,178
                                  -------      ------  --------
      Total loans...............  $96,569      $9,808  $106,377
                                  =======      ======  ========

     ORIGINATION AND SERVICING OF LOANS. The Association's mortgage lending activities are conducted primarily by its loan personnel operating at its banking offices. All loans originated by the Association are underwritten pursuant to the Association's policies and procedures. The Association originates both adjustable-rate and fixed-rate loans, the substantial majority of which are fixed-rate loans. The Association's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. It is the general policy of the Association to retain all loans originated in its portfolio.

     In recent periods, loan repayments and prepayments have exceeded loan originations. This has resulted in a decrease in the Association's total loans, net, over the previous three fiscal periods from a year-end high of $110.6 million at December 31, 1994, representing 49.6% of total assets, to a year-end low of $99.0 million at December 31, 1997, representing 39.6% of total assets. However, for the year ended December 31, 1998, the Association has increased loan originations and purchases, primarily of one- to four-family real estate loans. Such increase was attributable in significant part to refinancings due to a favorable interest rate environment and a greater acceptability by the Association to refinancing its own loans.

     In an effort to address the diminished loan growth in recent years, the Association is focusing its lending activities on the communities surrounding its Turnersville, New Jersey office which is located in more suburban Gloucester County. The Association may also seek to expand its primary market area and its lending activities to areas outside of Gloucester and Camden Counties. However, there can be no assurances that such geographic expansion activities will take place or, if they do take place, that they will be successful.

     The following table sets forth the Association's loan originations, sales and principal repayments for the years indicated:

                                                    FOR THE YEAR ENDED DECEMBER
                                                                31,
                                                 -------------------------------
                                                     1998      1997       1996
                                                 ----------  --------   --------
                                                          (IN THOUSANDS)

Loans at beginning of year.......................  $100,080  $106,094   $107,090
                                                   --------  --------   --------
   Originations:
      Real estate:
         One- to four-family.....................    17,083     8,580      8,149
         Multi-family and commercial.............       357       205        197
                                                   --------  --------   --------
            Total real estate loan originations..    17,440     8,785      8,346

      Consumer:
         Home equity loans and lines of credit...     6,300     6,343      6,244
         Education...............................       323       290        846
         Other...................................       522       606        786
                                                   --------  --------   --------
            Total consumer loan originations.....     7,145     7,239      7,876
                                                   --------  --------   --------

            Total loans originated...............    24,585    16,024     16,222

Loans purchased..................................     6,532        --         --

Deduct:
   Principal loan repayments and prepayments.....    22,617    22,011     17,218
      Loan sales(1)..............................        90        --         --
      Transfers to REO...........................        50        27         --
                                                   --------  --------   --------
            Total deductions.....................    22,757    22,038     17,218
                                                   --------  --------   --------
Net loan activity................................     8,360    (6,014)      (996)
                                                   --------  --------   --------
      Loans at end of year.......................  $108,440  $100,080   $106,094
                                                   ========  ========   ========

_________________________
(1) In 1998, the Association sold its Freddie Mac ("FHLMC") servicing portfolio and its related participatory interest of $90,000 in such loan portfolio.

          ONE- TO FOUR-FAMILY MORTGAGE LENDING. The Association currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by single residences, which are considered to be real property which contain one to four residences. Most of such loans are located in the Association's primary market area. One- to four-family mortgage loan originations are generally obtained from the Association's in-house loan representatives, from existing or past customers and through advertising and referrals from members of the Association's local communities. At December 31, 1998, the Association's one- to four-family mortgage loans totalled $88.1 million, or 81.2% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 92.8% were fixed-rate loans and 7.2% were ARM loans.

          The Association currently offers fixed-rate mortgage loans with terms of up to 30 years. The Association also currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan. The interest rates for the Association's ARM loans are indexed to either the one or three year CMT Index. The Association's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

     The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Association's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

     All one- to four-family mortgage loans are underwritten according to the Association's policies and guidelines. Generally, the Association originates one-to four-family residential mortgage loans in amounts of up to 80% of the lower of the appraised value or selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance ("PMI") is obtained. Mortgage loans originated by the Association generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Association's consent. Due-on-sale clauses are an important means of adjusting the yields on the Association's fixed-rate mortgage loan portfolio and the Association has generally exercised its rights under these clauses. The Association requires fire, casualty, title and, when applicable, flood insurance on all properties securing real estate loans made by the Association.

     The Association offers employees of the Association, other than executive officers and directors, who satisfy certain criteria and the general underwriting standards of the Association fixed and adjustable-rate mortgage loans with reduced loan origination fees and/or interest rates which are currently 100 basis points below the rates offered to the Association's other customers, the Employee Mortgage Rate ("EMR"). The EMR is limited to the purchase, construction or refinancing of an employee's owner-occupied primary residence. The EMR normally ceases upon termination of employment or if the property no longer is the employee's primary residence. Upon termination of the EMR, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. As of December 31, 1998, the Association had $2.3 million of EMR loans, or 2.1% of total loans.

     MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Association originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in the Association's primary market area. The Association's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 70% of the appraised value of the property, subject to the Association's current loans-to-one-borrower policy limit, which at December 31, 1998 was $2.7 million. The Association's multi-family and commercial real estate loans may be made with terms of up to 20 years and are offered with interest rates that adjust periodically. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Association considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. Environmental risk evaluations are generally required for all multi-family and commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On an exception basis, the Association may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the downpayment and other mitigating circumstances. The Association's multi-family and commercial real estate loan portfolio at December 31, 1998 was $3.2 million, or 2.9% of total loans. The largest multi-family or commercial real estate loan in the Association's portfolio at December 31, 1998 was a performing $249,000 loan secured by an office building and warehouse in Cherry Hill, New Jersey.

     Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one-to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Association seeks to minimize these risks through its underwriting standards.

     CONSUMER LENDING. Consumer loans at December 31, 1998 amounted to $17.2 million, or 15.9% of the Association's total loans, and consisted primarily of home equity loans, home equity lines of credit, education loans and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. Such loans are generally originated in the Association's primary market area and generally are secured by real estate, deposit accounts and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

     The Association offers home equity loans ("HELs") and home equity lines of credit ("HELOCs") (collectively, "equity loans"). Most of the Association's equity loans are secured by second mortgages on one- to four-family residences located in the Association's primary market area. At December 31, 1998, these loans totalled $14.4 million, or 13.3% of the Association's total loans and 83.8% of consumer loans. HELs are generally offered with terms of up to 15 years and only with fixed-rates of interest which rates will vary depending on the amortization period chosen by the borrower. At December 31, 1998, HELs totalled $13.3 million, or 12.2% of the Association's total loans and 77.1% of consumer loans. HELOCs generally have adjustable-rates of interest which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal. Adjustable-rate HELOCs generally provide for overall caps (not more than 6% above the initial interest rate) on the increase or decrease in the interest rate over the life of the loan. At December 31, 1998, the Association had $2.9 million of HELOCs of which $1.1 million, or 1.1% of total loans, was drawn down at such date. The underwriting standards employed by the Association for equity loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Generally, the maximum combined loan-to-value ratio ("LTV") on equity loans is 80% on owner-occupied properties and 70% on non-owner -occupied properties. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

     With respect to education lending, the Association participates in the United States Department of Education (the "DOE") Title IV loan programs commonly referred to as the Federal Family of Education Loan Programs ("FFELP"). The loans in this program that the Association participates in include the Federal Subsidized Stafford Loan and the Federal Parent Loan to Undergraduate Students (PLUS) Loan. All FFELP loans that were disbursed prior to October 1, 1993 are 100% guaranteed as to principal and interest by the full faith of the United States Government if serviced properly. Loans disbursed after October 1, 1993 are guaranteed to at least 98% of principal plus eligible interest by the full faith of the United States Government if serviced properly. Under certain circumstances loans guaranteed at the 98% level will be insured to the 100% level. Education loans held by the Association are administrated and guaranteed by the New Jersey Higher Education Assistance Authority ("NJHEAA"). The Association underwrites, operates and administrates participation in the FFELP under the policies and procedures outlined in the NJHEAA guidelines for Loan Guaranty Programs. At December 31, 1998, education loans totalled $2.1 million, or 12.5% of consumer loans and 2.0% of the Association's total loans.

     The Association also originates other types of consumer loans primarily consisting of secured and unsecured personal loans and new and used automobile loans. At December 31, 1998, these consumer loans totalled $644,000, or 0.6% of the Association's total loans and 3.7% of consumer loans. Secured personal loans are generally secured by deposit accounts. Unsecured personal loans generally have a maximum borrowing limitation of $7,500 and generally require a debt ratio (the ratio of debt service to net earnings) of 36%. Automobile loans have a maximum borrowing limitation of 80% of the sale price of a new automobile or 80% of the fair market value of a used automobile. At December 31, 1998 personal loans totalled $395,000, or 2.3% of consumer loans; and automobile loans totalled $75,000, or 0.4% of consumer loans.

     Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one- to four-family mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

     LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors establishes the lending policies of the Association and oversees the Association's lending activity. The Board of Directors has established a Loan Committee comprised of four members of the Association's Board of Directors. In addition, the Association maintains an "In House" Loan Committee comprised of the Association's President, Executive Vice President, Senior Lending Officer and Vice President of Lending.

     The Board of Directors has authorized the following persons and groups of persons to approve loans up to the amounts indicated: one- to four-family mortgage loans in amounts up to $150,000 may be approved by the Association's In House Loan Committee; and all such loans in excess of $150,000 require the approval of the Board's Loan Committee. All multi-family and commercial real estate loans require the approval of the Board's Loan Committee.

     With respect to consumer loans, home equity loans and equity lines of credit in amounts up to $25,000 and automobile loans in amounts up to $10,000 may be approved by the Association's Vice President of Lending; home equity loans and equity lines of credit in excess of $25,000 and up to $50,000 and automobile loans in excess of $10,000 and up to $15,000 require the approval of the Association's Senior Lending Officer; home equity loans and equity lines of credit in excess of $50,000 and up to $100,000 and automobile loans in excess of $15,000 and up to $25,000 require the approval of the Association's In House Loan Committee; and home equity loans and equity lines of credit in excess of $100,000 and automobile loans in excess of $25,000 require the approval of the Board's Loan Committee.

     Certain education loans (PLUS loans) may be approved by the Association's Vice President of Lending or Senior Lending Officer. Other education loans (Federal Subsidized Stafford Loans) are reviewed by the Association but are actually approved by the NJHEAA. All education loans are made in amounts up to that which is guaranteed by the NJHEAA. Loans on savings accounts may be approved by any branch manager or assistant branch manager. Such loans are fully secured by the savings account or certificate of deposit utilized as collateral for the loan.

DELINQUENT LOANS, CLASSIFIED ASSETS AND REAL ESTATE OWNED

     DELINQUENCIES AND CLASSIFIED ASSETS. Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis and the Board of Directors performs a quarterly review of all loans or lending relationships delinquent 30 days or more and all real estate owned ("REO"). The procedures taken by the Association with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower has been habitually delinquent. When a borrower fails to make a required payment on a loan, the Association may take a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Association generally sends the borrower a written notice of non-payment after the loan is first past due. The Association's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Association will attempt to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Association to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Association will commence foreclosure proceedings against any real or personal property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Association, becomes real estate owned.

     Federal regulations and the Association's Asset Classification Policy require that the Association utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Association has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Association currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

     When the Association classifies one or more assets, or portions thereof, as Substandard, it establishes a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the Association classifies one or more assets, or portions thereof, as Doubtful, it establishes a specific allowance for losses equal to 50% of the amount of the asset so classified, with respect to uncollateralized assets, and the difference between the loan amount and the collateral value with respect to collateralized assets. Assets, or portions thereof, classified as Loss are charged off.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that, based on information currently available to it at this time, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary. In addition, the OTS or other federal banking agencies may require the Association to recognize additions to the allowance, based on their judgments about information available to them at the time of their examination.

     The Association's Loan Committee reviews and classifies the Association's assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Association classifies assets in accordance with the management guidelines described above. At December 31, 1998, the Association had $639,000 of assets designated as Substandard which consisted of nine mortgage loans and nine consumer loans. At that same date the Association had $76,000 of assets classified as Doubtful consisting of three one-to four-family mortgage loans. At December 31, 1998, the Association had no loans classified as Loss. As of December 31, 1998, the Association also had a total of four loans, totalling $389,000, designated as Special Mention. At December 31, 1998, the largest adversely (other than Special Mention) classified loan was a mortgage loan with an aggregate carrying balance of $92,000 and was secured by a one- to four-family property. The following table sets forth the delinquencies in the Association's loan portfolio as of the dates indicated.

                                          DECEMBER 31, 1998                                                  DECEMBER 31, 1997
                          -------------------------------------------------------------------------        -------------------
                                 60-89 DAYS            90 DAYS OR MORE             60-89 DAYS              90 DAYS OR MORE
                          ----------------------  ------------------------  -----------------------  -------------------------
                            NUMBER   PRINCIPAL    NUMBER       PRINCIPAL    NUMBER      PRINCIPAL    NUMBER         PRINCIPAL
                              OF    BALANCE OF      OF        BALANCE OF      OF       BALANCE OF      OF          BALANCE OF
                            LOANS      LOANS      LOANS          LOANS      LOANS         LOANS      LOANS           LOANS
                           -------- ----------    ------      ----------    ------     ----------    ------        -----------
                                                                  (DOLLARS IN THOUSANDS)
Real Estate Loans:
   One- to four-family....     3        $ 120        6            $ 199        3           $ 162       11              $ 328
   Multi-family and
     commercial...........    --           --        1               58       --              --        1                 57
Consumer Loans:
   Home equity loans and
     lines of credit......     2           57        5              205        4             133        2                100
   Education..............    17           35       23               52       16              31       46                110
   Other..................     1            1        1                3        2               6        2                  7
                              --        -----       --            -----       --           -----       --              -----
      Total...............    23        $ 213       36            $ 517       25           $ 332       62              $ 602
                              ==        =====       ==            =====       ==           =====       ==              =====
Delinquent loans to
   total loans, net.......               0.20%                     0.48%                    0.34%                       0.61%

                                          DECEMBER 31, 1996
                          -----------------------------------------------
                                 60-89 DAYS           90 DAYS OR MORE
                          ----------------------  -----------------------
                            NUMBER   PRINCIPAL    NUMBER       PRINCIPAL
                              OF    BALANCE OF      OF        BALANCE OF
                            LOANS      LOANS      LOANS          LOANS
                          --------  ----------    ------      ----------
                                       (DOLLARS IN THOUSANDS)
Real Estate Loans:
   One- to four-family....      --   $  --          19            $ 783
   Multi-family and
     commercial...........      --      --          --               --
Consumer Loans:
   Home equity loans and
     lines of credit......       1      30           1               23
   Education..............      20      46          54              109
   Other..................       1       7           1                1
                             -----   -----       -----            -----
      Total...............      22   $  83          75            $ 916
                             =====   =====       =====            =====
Delinquent loans to
   total loans, net.......            0.08%                        0.88%

     NON-PERFORMING ASSETS AND IMPAIRED LOANS. The following table sets forth information regarding non-accrual loans and REO. At December 31, 1998, non-accrual loans totalled $523,000 consisting of 16 loans, and REO totalled $0. At December 31, 1998, the Association had $52,000 of education loans which were 90 days or more delinquent, but for which it continued to accrue interest because of government guarantees. It is the policy of the Association to cease accruing interest on mortgage loans 90 days or more past due and to cease accruing interest on consumer loans 60 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection) and to charge off most of the accrued interest. On January 1, 1995, the Association adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. At December 31, 1998, 1997 and 1996, the Association had recorded investments of $76,000, $77,000 and $553,000, respectively, in impaired loans which had specific allowances of $9,000, $10,000 and $160,000, respectively. For the years ended December 31, 1998, 1997 and 1996, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $46,000, $54,000 and $50,000, respectively.

                                                   AT DECEMBER 31,
                                     ----------------------------------------
                                        1998    1997    1996    1995    1994
                                     ----------------------------------------
                                               (DOLLARS IN THOUSANDS)
Non-accruing loans:
   One- to four-family real estate...  $ 199   $ 328   $ 783   $ 292   $  519
   Multi-family and commercial
     real estate.....................     58      57      --     142       --
   Consumer..........................    266     246      61      92       32
                                       -----   -----   -----   -----   ------
      Total(1).......................    523     631     844     526      551
Real estate owned (REO)(2)...........     --      --      --      23       --
                                       -----   -----   -----   -----   ------
      Total nonperforming assets(3)..    523     631     844     549      551
Troubled debt restructurings.........     67      --     155     116    3,244
                                       -----   -----   -----   -----   ------
Troubled debt restructurings and
  total nonperforming assets.........  $ 590   $ 631   $ 999   $ 665   $3,795
                                       =====   =====   =====   =====   ======
Total nonperforming loans and
  troubled debt restructurings as a
  percentage of total loans..........   0.54%   0.63%   0.94%   0.62%    3.38%
Total nonperforming assets and
  troubled debt restructurings as a
  percentage of total assets.........   0.21%   0.25%   0.41%   0.28%    1.70%

______________________
(1) Total non-accruing loans equals total nonperforming loans.
(2) Real estate owned balances are shown net of related specific loss allowances.
(3) Nonperforming assets consist of nonperforming loans (and impaired loans), other repossessed assets and REO.


     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to make additional provisions for estimated loan losses based upon their judgments about information available to them at the time of their examination. As of December 31, 1998, the Association's allowance for loan losses was 0.87% of total loans compared to 0.67% as of December 31, 1997. The Association had non-accrual loans of $523,000 and $631,000 at December 31, 1998 and December 31, 1997, respectively. The Association will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Association or that adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     The following table sets forth activity in the Association's allowance for loan losses for the years indicated.

                                             AT OR FOR THE YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------
                                          1998      1997      1996      1995     1994
                                      ------------------------------------------------
                                                    (DOLLARS IN THOUSANDS)

Allowance for loan losses, beginning
  of year.............................  $   667   $ 1,186   $ 1,068   $   968   $  874
Charged-off loans:
    One- to four-family real estate...       12       370         4        35        6
    Multi-family and commercial
       real estate....................       --       516        20        --      157
    Consumer..........................       21        37        41        45       48
                                        -------   -------   -------   -------   ------
       Total charged-off loans........       33       923        65        80      211
                                        -------   -------   -------   -------   ------
Recoveries on loans previously
  charged off:
    One- to four-family real estate...        4        --        --        --       --
    Consumer..........................        2         4         3        --        5
                                        -------   -------   -------   -------   ------
       Total recoveries...............        6         4         3        --        5
                                        -------   -------   -------   -------   ------
Net loans charged-off.................      (27)     (919)      (62)      (80)    (206)
Provision for loan losses.............      300       400       180       180      300
                                        -------   -------   -------   -------   ------
Allowance for loan losses, end
  of year.............................  $   940   $   667   $ 1,186   $ 1,068   $  968
                                        =======   =======   =======   =======   ======
Net loans charged-off to average
  interest-earning loans..............     0.03%     0.89%     0.06%     0.07%    0.18%
Allowance for loan losses to total
  loans, net..........................     0.88%     0.67%     1.14%     1.01%    0.88%
Allowance for loan losses to
  nonperforming loans and
  troubled debt restructuring.........   159.22%   105.71%   118.72%   166.36%   25.51%
Net loans charged-off to
  allowance for loan losses...........     2.85%   137.78%     5.23%     7.49%   21.28%
Recoveries to charge-offs.............    17.06%     0.43%     4.62%       --%    2.37%

     The following table sets forth the Association's allowance for loan losses in each of the categories listed at the dates indicated and the percentage of such amounts to the total allowance and the percentage of loans in each category to total loans.

                                                                                                  AT DECEMBER 31,
                           ----------------------------------------------------------------------------------------------------
                                         1998                        1997                                1996
                           ------------------------------- ---------------------------------- ---------------------------------
                                       % OF       PERCENT             % OF          PERCENT              % OF          PERCENT
                                     ALLOWANCE   OF LOANS           ALLOWANCE      OF LOANS            ALLOWANCE      OF LOANS
                                      IN EACH     IN EACH            IN EACH        IN EACH             IN EACH        IN EACH
                                     CATEGORY    CATEGORY           CATEGORY       CATEGORY            CATEGORY       CATEGORY
                                      TO TOTAL   TO TOTAL            TO TOTAL      TO TOTAL             TO TOTAL      TO TOTAL
                             AMOUNT  ALLOWANCE     LOANS    AMOUNT  ALLOWANCE        LOANS    AMOUNT   ALLOWANCE        LOANS
                             ------- ----------  --------   ------  ---------    ----------   -------  ---------   ------------
                                                                                             (DOLLARS IN THOUSANDS)
Real estate................    $533      56.70%     84.15%    $313      46.93%        81.60%   $  915      77.15%        82.37%
Consumer...................     233      24.79      15.85      129      19.34         18.40       105       8.85         17.63
Unallocated................     174      18.51         --      225      33.73            --       166      14.00            --
                               ----     ------     ------     ----     ------        ------    ------     ------        ------
   Total allowance
     for loan losses.......    $940     100.00%    100.00%    $667     100.00%       100.00%   $1,186     100.00%       100.00%
                               ====     ======     ======     ====     ======        ======    ======     ======        ======

                           -------------------------------------------------------------------
                                      1995                              1994
                           ----------------------------------  -------------------------------
                                       % OF          PERCENT             % OF          PERCENT
                                     ALLOWANCE      OF LOANS           ALLOWANCE      OF LOANS
                                      IN EACH        IN EACH            IN EACH        IN EACH
                                     CATEGORY       CATEGORY           CATEGORY       CATEGORY
                                      TO TOTAL      TO TOTAL            TO TOTAL      TO TOTAL
                             AMOUNT  ALLOWANCE        LOANS    AMOUNT  ALLOWANCE        LOANS
                            -------  ---------   ------------  ------  ---------   -----------

Real estate................  $  766      71.72%        83.99%    $625      64.57%        84.87%
Consumer...................     102       9.55         16.01       52       5.37         15.13
Unallocated................     200      18.73            --      291      30.06            --
                             ------     ------        ------     ----     ------        ------
   Total allowance
     for loan losses.......  $1,068     100.00%       100.00%    $968     100.00%       100.00%
                             ======     ======        ======     ====     ======        ======

     REAL ESTATE OWNED. At both December 31, 1998 and December 31, 1997, the Association had no real estate owned. When the Association does acquire property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lesser of the carrying value of the loan or fair value of the property at the date of acquisition less costs to sell. Thereafter, if there is a further deterioration in value, the Association provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Association to have obtained an appraisal or broker's price opinion on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Association's policy to require appraisals on a periodic basis on foreclosed properties and conduct inspections on foreclosed properties.

INVESTMENT ACTIVITIES

     New Jersey chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and certificates of deposit of insured banks and savings institutions. Subject to various restrictions, New Jersey chartered savings institutions may also invest their assets in investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a state-chartered savings institution is otherwise authorized to make directly. Additionally, the Association must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Association has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

     The investment policy of the Association, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Association's lending activities. The Association primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans. Generally, the Association's investment policy is more restrictive than the OTS regulations allow and, accordingly, the Association has invested primarily in U.S. government and agency securities, which qualify as liquid assets under the OTS regulations, federal funds and U.S. government sponsored agency issued mortgage-backed securities. As required by SFAS No. 115, the Association has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale or held for trading. The Association generally invests in securities as a method of utilizing funds not utilized for loan origination activity and as a method of maintaining liquidity at levels deemed appropriate by management. The Association does not currently maintain a portfolio of securities categorized as held for trading. At December 31, 1998, the Association's securities portfolio totalled $120.8 million, or 42.3% of assets, all of which was categorized as held-to-maturity.

     At December 31, 1998, the Association had invested $50.8 million in Fannie Mae ("FNMA"), FHLMC and Ginnie Mae ("GNMA") mortgage-backed securities, or 17.8% of total assets, all of which were classified as held-to-maturity. In addition, $42.0 million, or 14.7%, of total assets, were debt obligations issued by federal agencies which generally have stated maturities from one month to four years. Also, $28.0 million, or 9.8% of total assets were debt obligations issued by federal agencies which have stated maturities from 30 months to 20 years, but which also have call features. Such callable securities allow the issuer, after a specified period of time, to repay the security prior to its stated maturity. Based on interest rate ranges anticipated by the Association, the Association estimates that the substantial majority of such securities will be called prior to their stated maturities. The Association is subject to additional interest rate risk and reinvestment risk compared to its evaluation of that risk if changes in interest rates exceed ranges anticipated by the Association in estimating the anticipated life of such callable investment securities. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     The following table sets forth information regarding the amortized cost and fair value of the Association's securities at the dates indicated.

                                                                            AT DECEMBER 31,
                                                -----------------------------------------------------------------------
                                                         1998                     1997                     1996
                                                ----------------------  -----------------------  ----------------------
                                                 AMORTIZED      FAIR     AMORTIZED      FAIR      AMORTIZED      FAIR
                                                    COST       VALUE        COST       VALUE         COST       VALUE
                                                -----------  ---------  -----------  ---------   -----------  ---------
                                                                            (IN THOUSANDS)
Investment securities:
 Debt securities held-to-maturity:
   Obligations of U.S.                             $ 69,870  $ 70,611   $ 78,934     $ 79,502   $ 77,010     $ 77,028
      government agencies.......................
   Other securities.............................        100       100        100          100        100          100
                                                   --------  --------   --------     --------   --------     --------
            Total investment securities.........     69,970    70,711     79,034       79,602     77,110       77,128
                                                   --------  --------   --------     --------   --------     --------

 FHLB stock.....................................      1,249     1,249      1,233        1,233      1,150        1,150
                                                   --------  --------   --------     --------   --------     --------

 Mortgage-backed securities:
   Mortgage-backed securities held
   to maturity:
      FHLMC.....................................     20,334    20,967     26,679       27,013     23,529       23,526
      FNMA......................................     29,763    30,165     17,627       17,673     16,752       16,496
      GNMA......................................        686       740        925          977      1,117        1,152
                                                   --------  --------   --------     --------   --------     --------
              Total mortgage-backed securities..     50,783    51,872     45,231       45,663     41,398       41,174
                                                   --------  --------   --------     --------   --------     --------

            Total securities....................   $122,002  $123,832   $125,498     $126,498   $119,658     $119,452
                                                   ========  ========   ========     ========   ========     ========

     The following table sets forth the Association's securities activities for the years indicated.

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------
                                                                          1998       1997       1996
                                                                      ----------   --------   ---------
                                                                               (IN THOUSANDS)
MORTGAGE-BACKED SECURITIES (HELD TO MATURITY):
 Mortgage-backed securities, beginning of year.......................    $45,231    $41,398     $31,672
 Purchases: mortgage-backed securities...............................     20,059     10,030      16,029
 Repayments and prepayments:
  Mortgage-backed securities.........................................     14,495      6,167       6,217
 Decrease in premium.................................................        (12)       (30)        (86)
                                                                         -------    -------     -------
 Mortgage-backed securities, end of year.............................    $50,783    $45,231     $41,398
                                                                         =======    =======     =======
INVESTMENT SECURITIES (HELD TO MATURITY):
 Investment securities, beginning of year............................    $79,034    $77,110     $72,180
 Purchases: investment securities....................................     34,731     36,215      30,549
 Calls: investment securities........................................     31,020     17,000       6,000
 Maturities: investment securities...................................     12,600     17,000      19,000
 Decrease in premium.................................................       (175)      (291)       (619)
                                                                         -------    -------     -------
 Investment securities, end of year..................................    $69,970    $79,034     $77,110
                                                                         =======    =======     =======
FHLB STOCK:
 FHLB stock, beginning of year.......................................    $ 1,233    $ 1,150     $ 1,182
 Purchases...........................................................         16         83          --
 Redemptions.........................................................         --         --          32
                                                                         -------    -------     -------
 FHLB stock, end of year.............................................    $ 1,249    $ 1,233     $ 1,150
                                                                         =======    =======     =======

     The table below sets forth information regarding the carrying value, weighted average yields and contractual maturities of the Association's investment securities and mortgage-backed securities as of December 31, 1998.

                                                                          AT DECEMBER 31, 1998
                                     ---------------------------------------------------------------------------------------------
                                                               MORE THAN ONE YEAR    MORE THAN FIVE YEARS
                                        ONE YEAR OR LESS         TO FIVE YEARS           TO TEN YEARS        MORE THAN TEN YEARS
                                     ---------------------------------------------------------------------------------------------
                                                 WEIGHTED               WEIGHTED               WEIGHTED                WEIGHTED
                                       CARRYING   AVERAGE    CARRYING    AVERAGE     CARRYING   AVERAGE     CARRYING    AVERAGE
                                        VALUE      YIELD       VALUE      YIELD       VALUE      YIELD        VALUE      YIELD
                                     ----------  ---------  ----------  ---------   ---------  ----------  ---------  ------------
                                                                         (DOLLARS IN THOUSANDS)
Held-to-maturity
 securities:
  Investment securities:
    Obligations of U.S.
     Government  agencies......         $11,993      6.35%   $30,781         6.10%    $  999         7.55%   $26,097         7.02%
    Other investments..........              --        --        100         3.50         --           --         --           --
Mortgage-backed
   securities..................              --        --        824         9.08      4,300         7.75     45,659         7.01
FHLB stock.....................           1,249      7.00         --           --         --           --         --           --
                                        -------              -------                  ------                 -------
Total securities
       at amortized cost.......         $13,242      6.41%   $31,705         6.17%    $5,299         7.71%   $71,756         7.01%
                                        =======              =======                  ======                 =======
                                       TOTAL
                                ----------------------
                                              WEIGHTED
                                CARRYING      AVERAGE
                                  VALUE        YIELD
                                ---------   ----------
Held-to-maturity
 securities:
  Investment securities:
    Obligations of U.S.
     Government  agencies......  $ 69,870         6.51%
    Other investments..........       100         3.50
Mortgage-backed
   securities..................    50,783         7.11
FHLB stock.....................     1,249         7.00
                                 --------
Total securities
       at amortized cost.......  $122,002         6.76%
                                 ========

SOURCES OF FUNDS

     GENERAL. Deposits, loan repayments and prepayments, cash flows generated from operations and FHLB advances are the primary sources of the Association's funds for use in lending, investing and for other general purposes.

     DEPOSITS. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of checking, money market, savings, NOW, certificate accounts and Individual Retirement Accounts. More than 50% of the funds deposited in the Association are in certificate of deposit accounts. At December 31, 1998, core deposits (savings, NOW, money market and club accounts) represented 48.3% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas in which its branch offices are located. The Association has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. The Association uses traditional means of advertising its deposit products, including print media and generally does not solicit deposits from outside its market area. The Association does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits. At December 31, 1998, $59.0 million, or 48.3% of the Association's certificate of deposit accounts were to mature within one year.

     The following table presents the deposit activity of the Association for the years indicated.

                                      FOR THE YEAR ENDED DECEMBER 31,
                                     ---------------------------------
                                       1998         1997        1996
                                     -------     ---------   ---------
                                                  (IN THOUSANDS)
Increase (decrease) before
 interest credited.................  $ 3,889     $(2,336)     $(2,725)
Interest credited..................    9,153       8,708        8,439
                                     -------     -------      -------
Net increase.......................  $13,042     $ 6,372      $ 5,714
                                     =======     =======      =======


     At December 31, 1998, the Association had $10.4 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                             WEIGHTED
                                                             AVERAGE
            MATURITY PERIOD                   AMOUNT           RATE
--------------------------------------       --------       ----------
                                                 (DOLLARS IN THOUSANDS)
Three months or less..................       $   434            5.30%
Over 3 through 6 months...............         1,022            4.89
Over 6 through 12 months..............         1,268            5.08
Over 12 months........................         7,645            6.29
                                             -------
   Total..............................       $10,369            5.53%
                                             =======

     The following table sets forth the distribution of the Association's average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented and such information at December 31, 1998. Averages for the years presented utilize month-end balances.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                     ------------------------------------------------------------------------------------------
                                                 1998                          1997                           1996
                                     ----------------------------   ----------------------------   ----------------------------
                                               PERCENT OF                     PERCENT OF                     PERCENT OF
                                                 TOTAL    AVERAGE               TOTAL    AVERAGE               TOTAL    AVERAGE
                                      AVERAGE   AVERAGE     RATE     AVERAGE   AVERAGE     RATE     AVERAGE   AVERAGE     RATE
                                      BALANCE   DEPOSITS    PAID     BALANCE   DEPOSITS    PAID     BALANCE   DEPOSITS    PAID
                                     --------- ---------- -------   --------- ---------- -------   --------- ---------- -------
                                                                       (DOLLARS IN THOUSANDS)
Savings accounts.................     $ 34,227     14.9%    2.74%    $ 35,599     16.3%    2.68%    $ 38,738     18.1%    2.75%
Money market accounts............       43,453     18.9     3.43       41,597     19.0     3.67       37,495     17.6     3.64
NOW accounts.....................       28,659     12.5     2.18       27,598     12.6     2.34       25,882     12.1     2.24
Club accounts....................        1,050      0.5     2.51        1,009      0.5     2.52        1,013      0.5     2.53
Certificates of deposit..........      117,302     51.1     5.76      108,506     49.7     5.68      106,679     49.9     5.70
Noninterest-bearing deposits:
  Demand deposits................        4,749      2.1       --        4,244      1.9       --        3,922      1.8       --
                                      --------    -----              --------    -----              --------    -----
    Total average deposits.......     $229,440    100.0%    4.29%    $218,553    100.0%    4.26%    $213,729    100.0%    4.27%
                                      ========    =====              ========    =====              ========    =====

     The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1998.

                             PERIOD TO MATURITY FROM DECEMBER 31, 1998      AT DECEMBER 31,
                           ---------------------------------------------  ------------------
                             LESS      ONE    TWO TO    OVER
                           THAN ONE  TO TWO    THREE    THREE
                             YEAR     YEARS    YEARS    YEARS     TOTAL     1997      1996
                           --------  -------  -------  -------  --------  --------  --------
                                                    (IN THOUSANDS)
CERTIFICATE ACCOUNTS:
   0 to 4.00%............   $   600  $    --  $    --  $    16  $    616  $     --  $     --
   4.01 to 5.00%.........    17,866    2,000       --       19    19,885     5,052    33,291
   5.01 to 6.00%.........    36,898   12,939    9,710    6,877    66,424    71,398    35,266
   6.01 to 7.00%.........     3,611    1,487    2,789   27,379    35,266    33,474    35,708
   7.01 to 8.00%.........        --       27       --       --        27     1,357     1,804
   8.01 to 9.00%.........         4       --       --       --         4         5     1,259
   Over 9.00%............        --       --       --       --        --        --        --
                            -------  -------  -------  -------  --------  --------  --------

     Total certificate
      accounts...........   $58,979  $16,453  $12,499  $34,291  $122,222  $111,286  $107,328
                            =======  =======  =======  =======  ========  ========  ========

     BORROWINGS. The Association utilizes advances from the FHLB of New York as an alternative to retail deposits to fund its operations as part of its operating strategy. These FHLB advances are collateralized primarily by the Association's mortgage loans and mortgage-backed securities and secondarily by the Association's investment in capital stock of the FHLB of New York. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of New York will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the FHLB of New York. At December 31, 1998 and 1997, the Association had $20.6 million and $176,000 in outstanding FHLB advances, respectively.

     The following table sets forth information regarding the Association's borrowed funds at or for the years ended on the dates indicated:

                                                    AT OR FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                              ----------------------------------
                                                 1998        1997        1996
                                              ----------  ----------  ----------
                                                 (DOLLARS IN THOUSANDS)
FHLB advances:
   Average balance outstanding............      $ 3,222      $ 176        $ 176
                                                =======      =====        =====
   Maximum amount outstanding at any
    month-end during the year.............      $20,576      $ 176        $ 176
                                                =======      =====        =====
   Balance outstanding at end of year.....      $20,576      $ 176        $ 176
                                                =======      =====        =====
   Weighted average interest rate during
    the year..............................         5.14%      6.62%        6.62%
                                                =======      =====        =====
   Weighted average interest rate at end
    of year...............................         5.06%      6.62%        6.62%
                                                =======      =====        =====

                                  REGULATION

GENERAL

     The Association is subject to extensive regulation, examination and supervision by the New Jersey Department of Banking and Insurance (the "Department"), as its chartering agency, the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the FHLB System. The Association's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") managed by the FDIC. The Association must file reports with the Commissioner of the Department (the "Commissioner"), the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Department, the OTS and the FDIC to test the Association's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Department, the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Association and their operations. The Company, as a savings and loan holding company, is required to file certain reports with and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

     The description of statutory provisions and regulations applicable to savings associations set forth in this Form 10-KSB do not purport to be complete descriptions of such statutes and regulations and their effects on the Association and the Company and is qualified in its entirety by reference to such statutes and regulations.

FEDERAL REGULATION OF SAVINGS INSTITUTIONS

     BUSINESS ACTIVITIES. The activities of New Jersey chartered, FDIC insured savings institutions are governed by New Jersey law, federal statutes applicable to state-chartered and FDIC-insured savings associations and the regulations issued by the agencies to implement these laws. These laws and regulations delineate the nature and extent of the activities in which savings associations may engage.

     ACTIVITIES AND INVESTMENT. Federal law imposes certain restrictions on the activities and investments of state savings associations such as the Association. No state savings association may engage as principal in any activity that is not permissible for federally chartered savings associations unless the association is in compliance with federal regulatory capital requirements and the FDIC has determined that the activity does not pose a significant risk to the deposit insurance fund. A state savings association may engage in an activity that is permissible for a federal savings association, but in a greater amount, only if the institution is in capital compliance and the FDIC has not determined that engaging in that amount of activity poses a risk to the affected deposit insurance fund. Also, a state savings association may not acquire directly an equity investment of a type or in an amount that is not permissible for federal associations except shares of service corporations so long as the institution is in capital compliance and the FDIC determines that no significant risk to the deposit insurance fund is posed by the investment.

     LOANS-TO-ONE BORROWER. Savings institutions are generally subject to the national bank limit on loans-to-one borrower. This limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral. At December 31, 1998, the Association's regulatory limit on loans-to-one borrower was $4.0 million. At December 31, 1998, the Association's largest aggregate amount of loans-to-one borrower consisted of $1.2 million in real estate mortgage loans all of which were secured by one- to four-family properties.

     QTL TEST. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either meet the standards for a "domestic building and loan association" under the federal tax code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including mortgage-backed and related securities) in at least 9 months out of each 12-month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1998, the Association maintained 69.8% of its portfolio assets in qualified thrift investments and, therefore, met the test.

     LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule during 1998 established three tiers of institutions, which were based primarily on an institution's capital level. An institution that exceeded all fully phased-in regulatory capital requirements before and after a proposed capital distribution and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice to, but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. At December 31, 1998, the Association was a Tier 1 Association. Effective April 1, 1999, the OTS's capital distribution regulation will change. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution.

     In the event the Association's capital fell below its capital requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     LIQUIDITY. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's average liquidity ratio for the year ended December 31, 1998 was 46.14%, which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

     ASSESSMENTS. Savings institutions are required by regulation to pay assessments to the OTS and to the Department to fund the agencies' operations. The assessments paid by the Association to these agencies for the year ended December 31, 1998 totalled $80,274.

     TRANSACTIONS WITH RELATED PARTIES. The Association's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries that the Company may establish) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution and the aggregate amount of transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law and the purchase of low quality assets from affiliates is generally prohibited. Federal law generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

     ENFORCEMENT. The OTS has primary federal enforcement responsibility over federally insured savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1 million per day in especially egregious cases. The FDIC also has the authority to take enforcement action be taken with respect to a particular savings institution under certain circumstances. Federal and state law also establishes criminal penalties for certain violations.

     STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

     CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage ("core" or "Tier 1" capital) ratio and an 8.0% risk based capital standard. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

     The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Effective October 1998, institutions may also include in supplementary capital up to 45% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable fair values.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. The OTS has postponed indefinitely the date that the component will first be deducted from an institution's total capital. At December 31, 1998, the Association met each of its capital requirements, in each case on a fully phased-in basis.

PROMPT CORRECTIVE REGULATORY ACTION

     The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital or risk-based assets ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has a total risk-based capital less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions may become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth and capital distributions and limitations on expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

INSURANCE OF DEPOSIT ACCOUNTS

     The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. An institution is also placed in one of three supervisory subcategories within each capital group, based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well capitalized, healthy institutions receiving the lowest rates. The FDIC currently has an assessment schedule for SAIF-insured deposits of 0 to 22 basis points of assessable deposits.

     SAIF members also must make payments on bonds issued by the Financing Corporation in the late 1980s to recapitalize the predecessor to SAIF. Management cannot predict the level of FDIC insurance assessments on an on-going basis, or whether the BIF and SAIF will eventually be merged.

     The Association's assessment rate for 1998 was 6.105 basis points and the regular premium expense, including FICO payments, for this period was $136,226.

     The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Association.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

FEDERAL HOME LOAN BANK SYSTEM

     The Association is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Association, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Association was in compliance with this requirement with an investment in FHLB stock at December 31, 1998 of $1.2 million.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1998, 1997 and 1996, dividends from the FHLB to the Association amounted to approximately $90,000, $81,000 and $76,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Association.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3.0% and for accounts greater than $46.5 million, the reserve requirement is $1.4 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Association is in compliance with the foregoing requirements.

NEW JERSEY LAW

     GENERAL. The Commissioner regulates, among other things, the Association's internal business procedures as well as its deposits, lending and investment activities, and its ability to declare and pay dividends. The Commissioner must approve changes to the Association's Certificate of Incorporation, establishment or relocation of branch offices, mergers and the issuance of additional stock. In addition, the Commissioner conducts periodic examinations of the Association. Certain of the areas regulated by the Commissioner are not subject to similar regulation by the FDIC.

     ENFORCEMENT. Under New Jersey law, the Commissioner has extensive enforcement authority over New Jersey savings and loan institutions and, under certain circumstances, affiliated parties, insiders, and agents. The Commissioner's enforcement authority includes: cease and desist orders, receivership, conservatorship, restraining orders, removal of officers and directors, emergency closures, dissolution, and liquidation. Fines for violations range from $100 per day to $5,000.

HOLDING COMPANY REGULATION

     The Company is a non-diversified unitary savings and loan holding company within the meaning of the federal law. As such, the Company is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Association must notify the OTS 30 days before declaring any dividend to the Company.

     As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender. Upon any non-supervisory acquisition by the Company of another savings association, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under the Bank Holding Company Act subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

     Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS; from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

THRIFT RECHARTERING LEGISLATION

     Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Association is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

FEDERAL SECURITIES LAWS

     Prior to the Conversion, the Company filed with the SEC a registration statement under the Securities Act of 1933 (the "Securities Act") for the registration of the common stock to be issued pursuant to the Conversion (the "Common Stock"). Upon completion of the Conversion, the Company's Common Stock became registered with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     The registration under the Securities Act of shares of the Common Stock issued in the Conversion does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.


                          FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     GENERAL. The Company and the Association report their income on a December 31 calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters material to the operations of the Company and the Association is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association was last audited by the Internal Revenue Service ("IRS") in 1991 and has not been audited by the New Jersey Department of Revenue ("DOR") in the past five years.

     BAD DEBT RESERVE. For taxable years beginning after December 31, 1995, although the 1996 Tax Act generally repealed the bad debt method of accounting for thrift institutions, thrift institutions such as the Association that are treated as small banks under the Code (those with assets under $500 million) are allowed to utilize the experience method or the specific charge-off method to account for bad debt losses. Thus, the Association will take a bad debt deduction for federal income tax purposes which is based on its current or historic net charge-offs. For tax years beginning prior to December 31, 1995, the Association as a qualifying thrift had been permitted to establish a reserve for bad debts and to make annual additions to such reserve, which were deductible for federal income tax purposes. Under such prior tax law, generally the Association recognized a bad debt deduction equal to 8% of taxable income.

     Under the 1996 Tax Act, the Association is required to recapture all or a portion of the additions to its bad debt reserve made subsequent to the base year (which is the Association's last taxable year beginning before January 1, 1988). The Association began to recapture such bad debt reserves ratably over a six-year period commencing in the Association's calendar 1996 tax year. In fiscal 1997, the Association recorded a deferred tax liability for this bad debt recapture. As a result, the recapture is not anticipated to have an effect on the Association's future net income or federal income tax expense for financial reporting purposes.

     POTENTIAL RECAPTURE OF BASE YEAR BAD DEBT REVENUE. The Association's bad debt reserve as of the base year is not subject to automatic recapture as long as the Association continues to carry on the business of banking. If the Association no longer qualifies as a bank, the balance of the pre-1988 reserves (and the supplemental reserves) is restored to income ratably over a six-year period beginning in the tax year the Association no longer qualifies as a bank. The base year bad debt reserve is also subject to recapture to the extent that the Association makes "non-dividend distributions" that are considered as made from the pre-1988 bad debt reserves. To the extent that such reserves exceed the amount that would have been allowed under the experience method ("Excess Distributions"), then an amount based on the amount distributed will be included in the Association's taxable income. "Non-dividend distributions" include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is the amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if after the Conversion, the Association makes a "non-dividend distribution," then approximately one and one-half times the amount so distributed would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). The Association does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

     CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction claimed by the Association over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Generally, only 90% of AMTI can be offset by net operating loss carryovers of which the Association currently has none.
AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after June 30, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million was imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid. The Association does not expect to be subject to the AMT.

     DIVIDENDS RECEIVED DEDUCTION AND OTHER MATTERS.   For federal purposes, the
Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. This corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company or the Association own more than 20% of the stock of a corporation distributing a dividend then, generally, 80% of any dividends received may be deducted.

STATE AND LOCAL TAXATION

     The Association is subject to New Jersey's Savings Institution Tax at the rate of 3% on its taxable income, before net operating loss deductions and special deductions for federal income tax purposes. The Company will be required to file a New Jersey income tax return because it will be doing business in New Jersey. For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income. For this purpose, "taxable income" generally means Federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations).

DELAWARE TAXATION

     As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. However, to the extent that the Company conducts business outside of Delaware, the Company may be considered doing business and subject to additional taxing jurisdictions outside of Delaware.

ITEM 2.  DESCRIPTION OF PROPERTY.
--------------------------------

      The Association currently conducts its business through three full service banking offices and two operations centers located in Gloucester and Camden Counties, New Jersey. Consistent with its business planning strategy, the Association is planning to expand and remodel its administrative and home office in order to move the functions of its two operation centers to that single location. The Association expects to incur capital expenditures of up to $2.5 million in connection with such expansion. Once the expansion is complete, in or about the first quarter of 2000, the Company believes that the Association's facilities will be adequate to meet the then-present and immediately foreseeable needs of the Association and the Company. The following table sets forth the Association's offices as of December 31, 1998.

                                                                             NET BOOK VALUE
                                                                             OF PROPERTY OR
                                                  ORIGINAL                      LEASEHOLD        TOTAL
                                                    YEAR        DATE OF      IMPROVEMENTS AT  DEPOSITS AT
                                      LEASED OR   LEASED OR      LEASE        DECEMBER 31,     DECEMBER
LOCATION                                OWNED     ACQUIRED     EXPIRATION         1998         31, 1998
--------                             ----------  -----------  ------------   ---------------  -----------
                                                                                (DOLLARS IN THOUSANDS)
ADMINISTRATIVE/HOME OFFICE:
4651 Route 42
Turnersville, NJ 08012                  Owned         1979         --            $1,017        $ 48,929

BRANCH OFFICES:
627 Haddon Avenue
Collingswood, NJ 08108                  Owned         1957         --             1,160         111,332

10 E. Evesham Road
Glendora, NJ 08029                      Owned         1967         --                90          75,987

OPERATIONS CENTERS:
4641 Route 42                                         July
Turnersville, NJ 08012                  Leased        1996   June 1999/(1)/           5              --

251 Johnson Road                        Leased      January       December
Turnersville, NJ 08012                                1988        1999/(2)/          --              --
                                                                                --------       --------

      Total................                                                      $2,272        $236,248
                                                                                ========       ========

_______________________________
(1) The Association is currently in the first of two one-year renewal options.
(2) Since the expiration of the lease's original three-year term, the Association has continuously renewed the lease for one-year periods.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     The Association is not involved in any pending legal proceedings other than
routine legal proceedings occurring in the ordinary course of business.   Such
routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition, results of operations or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

     None.

                                    PART II


ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
---------------------------------------------------------------------

     The Company began trading its Common Stock on the Nasdaq National Market ("Nasdaq") on February 12, 1999 under the symbol "SJFC." The reported average bid and asked prices on March 18, 1999 are $11.125 and $11.25, respectively.
The Company had approximately 1,529 shareholders of record as of March 18, 1999.

     The Board of Directors of the Company has the authority to declare dividends on the Common Stock, subject to statutory and regulatory requirements. In the future, the Board of Directors intends to consider a policy of paying cash or stock dividends on the Common Stock. However, no decision has been made with respect to the payment of dividends. Declarations of dividends by the Board of Directors, if any, will depend upon a number of factors, including the amount of net proceeds retained by the Company in the Conversion, investment opportunities available to the Company or the Association, capital requirements, regulatory limitations, the Company's and the Association's financial condition and results of operations, tax considerations and general economic conditions. No assurances can be given, however, that any dividends will be paid or, if commenced, will continue to be paid.

     The Company is subject to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital (generally defined as the aggregate par value of the outstanding shares of the Company's capital stock having a par value plus the amount of the consideration paid for shares of the Company's capital stock without par value) or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

     Additionally, in connection with the Conversion, the Company committed to the OTS that during the one-year period following the consummation of the Conversion, the Company would not declare an extraordinary dividend to stockholders which would be treated by recipient stockholders as a tax-free return of capital for federal income tax purposes without prior approval of the OTS.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
-------------------------------------------------------------------

GENERAL

     The Company does not transact any material business other than through its wholly owned subsidiary, the Association. The Association's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Association's provision for loan losses, security sales activities, service charges and other fee income, and noninterest expense. The Association's noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, federal deposit insurance premiums, data processing, advertising and business promotion and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

FORWARD-LOOKING STATEMENTS

     The preceding and following discussion may contain certain forward-looking statements which are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact the Company's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to: general economic conditions, changes in interest rates, deposit flows, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. In particular, these issues may impact management's estimates used in evaluating market risk and interest rate risk in its NPV table, loan loss provisions, classification of assets, Year 2000 issues, accounting estimates and other estimates used throughout this discussion. Further description of the risks and uncertainties to the business are included in detail in the "Description of Business" section (Item 1) of the Company's 10-KSB.

MANAGEMENT STRATEGY

     The Association operates as a family and consumer-oriented community savings and loan association, offering traditional savings deposit and loan products to its local community. In recent years, the Association's strategy has been to maintain profitability while managing its equity position and limiting its credit and interest rate risk exposure. To accomplish these objectives, the Association has sought to:

     . Control credit risk by emphasizing the origination of single-family, owner-occupied residential mortgage loans and consumer loans, consisting primarily of home equity loans and lines of credit and education loans

     . Offer superior service and competitive rates to increase its core deposit base

     . Invest funds in excess of loan demand in mortgage-backed and investment securities

     .    Control operating expenses

     In recent years, most locally headquartered competitors in the Association's primary market area have been acquired by larger, regional financial institutions, resulting in a reduced presence of local, community-based institutions. The Association believes that this reduction of community-based institutions has created opportunities for the Association, as one of the few remaining locally headquartered financial institutions in its primary market area, to achieve controlled asset growth and moderate geographic expansion. To take advantage of this perceived opportunity, the Association intends to continue its current operating strategy in an effort to enhance its long-term profitability while maintaining a reasonable level of interest rate risk. The Association also intends to enhance its current operating strategy by expanding the products and services it offers, as necessary, in order to improve its market share in its primary market area. In this regard, the Association has begun to offer new IRA deposit products and has recently introduced 24 hour banking by telephone with voice response capabilities. The Association may also seek to expand its lending activities into areas outside of its primary market area.

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS

     QUALITATIVE INFORMATION ABOUT MARKET RISK

     The principal objective of the Association's interest rate risk management is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risk appropriate given the Association's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Association's Interest Rate Risk Management Policy. Through such management, the Association seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors is responsible for reviewing asset/liability policies and interest rate risk position. The Board of Directors reviews the Association's interest rate risk position on a quarterly basis. In connection with such review, the Board evaluates the Association's business activities and strategies, the effect of those strategies on the Association's net interest margin, the market value of the portfolio, and the effect the changes in interest rates will have on the Association's portfolio and exposure limits.
The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Association.

     In recent years, the Association has utilized the following strategies to manage interest rate risk: (1) emphasizing and competitively pricing its adjustable-rate and shorter-term (up to 15 years) fixed-rate loan products in an effort to make those products more attractive to potential borrowers; and (2) investing in shorter-term securities which generally bear lower yields, compared to longer-term investments, but which better position the Association for increases in market interest rates.

     QUANTITATIVE INFORMATION ABOUT MARKET RISK

     NET PORTFOLIO VALUE. The Association's interest rate sensitivity is primarily monitored by management through the use of a model which internally generates estimates of the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS model is based upon data submitted on the Association's quarterly Thrift Financial Reports. The following table sets forth the Association's NPV as of December 31, 1998 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

    CHANGE IN                                               NPV AS PERCENT OF
 INTEREST RATES                                              VALUE OF ASSETS
                                                         ------------------------
                           NET PORTFOLIO VALUE
                    ----------------------------------
 IN BASIS POINTS                                            NPV
  (RATE SHOCK)       AMOUNT     $ CHANGE     % CHANGE      RATIO      CHANGE (1)
-----------------   --------   ----------   ----------   ---------   ------------
                         (DOLLARS IN THOUSANDS)

       400           $30,354     $  (902)        (3)%       10.84%         19
       300            31,199         (57)        --         10.99          34
       200            31,817         562          2         11.07          42
       100            31,878         622          2         10.97          32
     Static           31,256                                10.65
      (100)           30,354        (901)        (3)        10.25         (40)
      (200)           29,003      (2,253)        (7)         9.71         (94)
      (300)           28,187      (3,069)       (10)         9.34        (131)
      (400)           26,514      (4,742)       (15)         8.72        (193)

___________________________
(1)   Expressed in basis points.


     Shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Association's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Association's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Association's net interest income and will differ from actual results.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

     AVERAGE BALANCE SHEETS. The following tables set forth information relating to the Association at and for the years ended December 31, 1998, 1997 and 1996. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years shown, except where noted otherwise, and reflect annualized yields and costs. Average balances are derived from average monthly balances. The use of average monthly balances rather than average daily balances does not result in any material differences in the following presentation. The yields and costs include fees which are considered adjustments to yields.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------------------
                                          1998                              1997                           1996
                           ---------------------------------- ------------------------------- -------------------------------
                                                    AVERAGE                          AVERAGE                         AVERAGE
                              AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE               YIELD/
                              BALANCE    INTEREST     RATE     BALANCE    INTEREST     RATE     BALANCE   INTEREST     RATE
                           ------------ ---------- --------- ---------- -----------  -------- ---------- ----------  --------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST EARNING ASSETS:
   Loans (1):
      Real estate..........   $ 83,729    $ 6,519      7.79%   $ 84,564    $ 6,705      7.93%   $ 88,209   $ 7,007      7.94%
      Consumer.............     17,816      1,522      8.54      18,691      1,618      8.66      17,559     1,543      8.79
                              --------    -------              --------    -------              --------   -------
        Total loans........    101,545      8,041      7.92     103,255      8,323      8.06     105,768     8,550      8.08
   Mortgage-backed
    securities.............     48,203      3,532      7.33      44,506      3,434      7.72      37,609     2,960      7.87
   Investment securities
    (2):
      Taxable..............     82,394      5,653      6.86      78,114      5,244      6.71      77,974     4,941      6.34
      Non-taxable..........         --         --        --          --         --        --          --        --        --
   Interest-bearing             20,961      1,081      5.16      11,152        605      5.42       9,892       505      5.10
    deposits...............   --------    -------              --------    -------              --------   -------
      Total
       interest-earning
       assets..............    253,103     18,307      7.23%    237,027     17,606      7.43%    231,243    16,956      7.33%
Noninterest-earning assets.      7,306                            7,037                            6,794
                              --------                         --------                         --------
        Total assets.......   $260,409                         $244,064                         $238,037
                              ========                         ========                         ========

LIABILITIES AND EQUITY:
INTEREST-BEARING
 LIABILITIES:
   Deposits................   $229,440      9,839      4.29%   $218,553      9,318      4.26%   $213,715     9,118      4.27%
   FHLB advances...........      3,222        166      5.14         176         12      6.82         176        12      6.82
                              --------    -------              --------    -------              --------   -------
        Total
        interest-bearing
        liabilities........    232,662     10,005      4.30     218,729      9,330      4.27     213,891     9,130      4.27
                                          -------                          -------                         -------
   Noninterest-bearing
    liabilities............      1,926                            1,787                            2,171
                              --------                         --------                         --------
        Total liabilities..    234,588                          220,516                          216,062
   Equity..................     25,821                           23,548                           21,975
                              --------                         --------                         --------
        Total liabilities
        and equity.........   $260,409                         $244,064                         $238,037
                              ========                         ========                         ========
   Net interest-earning
    assets.................   $ 20,441                         $ 18,298                         $ 17,352
                              ========                         ========                         ========
   Net interest
    income/interest
    rate spread (3)........               $ 8,302      2.93%               $ 8,276      3.16%              $ 7,826      3.06%
                                          =======      ====                =======      ====               =======      ====
   Net interest margin as
    a percentage
     of interest-earning
      assets (4)...........                  3.28%                            3.49%                           3.38%
                                          =======                          =======                         =======
   Ratio of
    interest-earning assets
   to interest-bearing
    liabilities............     108.79%                          108.37%                          108.11%
                              ========                         ========                         ========

_________________________________
(1) Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include nonperforming loans.
(2) Includes investment securities held-to-maturity and stock in the FHLB New York.
(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

     RATE/VOLUME ANALYSIS. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Association's interest income and interest expense during the years indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume.

                                       YEAR ENDED                       YEAR ENDED                         YEAR ENDED
                                   DECEMBER 31, 1998                DECEMBER 31, 1997                  DECEMBER 31, 1996
                                      COMPARED TO                      COMPARED TO                         COMPARED TO
                                       YEAR ENDED                       YEAR ENDED                         YEAR ENDED
                                    DECEMBER 31, 1997                DECEMBER 31, 1996                 DECEMBER 31, 1995
                            -------------------------------- -------------------------------- --------------------------------
                              INCREASE (DECREASE)              INCREASE (DECREASE)             INCREASE (DECREASE)
                                    DUE TO                           DUE TO                          DUE TO
                            ---------------------            ---------------------            ---------------------
                                RATE      VOLUME     NET        RATE      VOLUME      NET        RATE      VOLUME       NET
                            ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                                      (IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Loans:
      Real estate..........    $(119)     $ (67)   $(186)      $(11)      $(291)     $(302)      $(110)       $(243)     $(353)
      Consumer.............      (21)       (75)     (96)       (24)         99         75         (44)          29        (15)
                               -----      -----    -----      -----      ------     ------      ------        -----      -----
           Total loans.....     (140)      (142)    (282)       (35)       (192)      (227)       (154)        (214)      (368)
   Mortgage-backed
    securities.............     (174)       272       98        (62)        536        474         (85)         516        431
   Investment securities
    (taxable)..............      124        285      409        294           9        303         292          527        819
   Investment securities
    (non taxable)..........       --         --       --         --          --         --         (25)          --        (25)
   Interest-earning
    deposits...............      (57)       533      476         34          66        100         (40)         (42)       (82)
                               -----      -----    -----      -----      ------     ------      ------        -----      -----
    Total interest-earning
      assets...............     (247)       948      701        231         419        650         (12)         787        775
                               -----      -----    -----      -----      ------     ------      ------        -----      -----
INTEREST-BEARING
 LIABILITIES:
   Deposits................       69        452      521        (14)        214        200         141          398        539
   Borrowed money..........       (3)       157      154         --          --         --          --           --         --
                               -----      -----    -----      -----      ------     ------      ------        -----      -----
    Total interest-bearing
      liabilities..........       66        609      675        (14)        214        200         141          398        539
                               -----      -----    -----      -----      ------     ------      ------        -----      -----
Increase (decrease) in net
 interest income...........    $(313)     $ 339    $  26      $ 245      $  205     $  450      $ (153)       $ 389      $ 236
                               =====      =====    =====      =====      ======     ======      ======        =====      =====

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND DECEMBER 31, 1997

     Total assets increased by $35.8 million, or 14.3%, to $285.6 million at December 31, 1998 from $249.8 million at December 31, 1997. The increase in assets was funded primarily by borrowings, deposit inflows and retained earnings and resulted in increases in federal funds sold, the loan portfolio and the mortgage-backed security portfolio.

     Cash and cash equivalents increased $30.8 million, or 160.4%, to $50.0 million at December 31, 1998 from $19.2 million at December 31, 1997. The increase in cash and cash equivalents was primarily in federal funds sold. The security portfolio decreased $3.5 million, or 2.8%, to $120.8 million at December 31, 1998 from $124.3 million at December 31, 1997. The decrease was primarily due to a decrease in the investment security portfolio offset by an increase in the mortgage-backed security portfolio.

     The net loan portfolio increased $8.2 million, or 8.3%, to $107.2 million at December 31, 1998 from $99.0 million at December 31, 1997. Total real estate loans increased $9.6 million, or 11.7%, to $91.2 million at December 31, 1998, from $81.7 million at December 31, 1997. This increase was primarily a result of an increase of $9.6 million, or 12.2%, in one- to- four family real estate loans to $88.1 million at December 31, 1998 from $78.5 million at December 31, 1997. Multi-family and commercial real estate loans remained constant at $3.2 million. Consumer loans decreased $1.2 million, or 6.6%, to $17.2 million at December 31, 1998 from $18.4 million at December 31, 1997.

     Total nonperforming loans decreased to $523,000 at December 31, 1998 from $631,000 at December 31, 1997, representing 0.48% and 0.63%, respectively, of total loans at such dates. Nonperforming assets and troubled debt restructurings also decreased to 0.21% at December 31, 1998, from 0.25% at December 31, 1997 of total assets at such dates.

     Total deposits increased by $13.0 million, or 5.8%, to $236.2 million at December 31, 1998, from $223.2 million at December 31, 1997. The increase was primarily due to an increase of $10.9 million, or 9.8%, in certificates of deposits to $122.2 million at December 31, 1998 from $111.3 million at December 31, 1997. The increase in certificates of deposit was primarily due to a strategy of offering more competitive rates on such deposits in an effort to attract longer-term deposits. The increase in certificates of deposit was augmented by an increase in core deposits (savings, money market and NOW accounts) which increased to $108.4 million at December 31, 1998 from $107.7 million at December 31, 1997. Non-interest-bearing demand accounts increased to $5.6 million at December 31, 1998 from $4.3 million at December 31, 1997.

     Advances from FHLB increased by $20.4 million to $20.6 million at December 31, 1998 from $200,000 at December 31, 1997. In the fourth quarter of 1998, the Association began utilizing advances to implement a leverage strategy.

     Total equity increased by $2.2 million, or 8.8%, to $26.9 million at December 31, 1998 from $24.7 million at December 31, 1997. The increase in equity was a result of net income of $2.2 million.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

     GENERAL. Net income for the year ended December 31, 1998 totaled $2.2 million which was a decrease of $91,000, or 4.0%, from $2.3 million for the year ended December 31, 1997. The decrease was attributed to an increase in noninterest expense partially offset by an increase in net interest income and a decrease in the provision for loan losses. The net interest margin decreased for the year ended December 31, 1998 due to a generally lower interest rate environment.

     INTEREST INCOME. Total interest income increased by $700,000, or 4.0%, to $18.3 million for the year ended December 31, 1998 from $17.6 million at December 31, 1997, primarily due to an increase of $16.1 million, or 6.8%, in the average balance of interest earnings assets, offset by a decrease of 20 basis points in the weighted average yield on interest earning assets to 7.23% for the year ended December 31, 1998 from 7.43% for the year ended December 31, 1997. Interest income on loans decreased $281,000, or 3.4%, to $8.0 million for the year ended December 31, 1998 from $8.3 million for the year ended December 31, 1997. This decrease was due to a decrease of $1.7 million in the average balance of loans and a decrease of 14 basis points in the weighted average yield to 7.92% for the year ended December 31, 1998, from 8.06% for the year ended December 31, 1997. Interest income on mortgage-backed securities increased $97,000, or 2.8%, to $3.5 million for the year ended December 31, 1998 from $3.4 million for the year ended December 31, 1997. The increase was due to an increase of $3.7 million, or 8.3%, in the average balance of mortgage-backed securities offset by a 39 basis point decrease in the weighted average yield to 7.33% for the year ended December 31, 1998 from 7.72% for the year ended December 31, 1997. Interest income on investment securities and interest bearing deposits increased $884,000, or 15.1%, to $6.7 million for the year ended December 31, 1998, from $5.8 million for the year ended December 31, 1997. The increase was due to an increase of $14.1 million, or 15.8%, in the average balance of such assets offset by a decrease of 4 basis points in the weighted average yield to 6.51% for the year ended December 31, 1998 from 6.55% for year ended December 31, 1997.

     INTEREST EXPENSE. Interest expense increased by $674,000, or 7.2%, to $10.0 million for the year ended December 31, 1998, from $9.3 million for the year ended December 31, 1997. Interest expense on deposits increased $520,000, or 5.6%, to $9.8 million for the year ended December 31, 1998 from $9.3 million for the year ended December 31, 1997. The increase was primarily due to an increase in the average balance of certificates accounts to $117.3 million for the year ended December 31, 1998, from $108.5 million for the year ended December 31, 1997, and an increase of 7 basis points in the weighted average cost of certificate accounts to 5.79% for the year ended December 31, 1998, from 5.72% for the year ended December 31, 1997. The increase in the average balance of certificate accounts was primarily due to efforts to solicit certificate accounts by more competitively pricing such accounts to attract longer-term deposits. Interest expense on advances increased to $166,000 for the year ended December 31, 1998 from $12,000 for the year ended December 31, 1997, an increase of $154,000. The increase in interest expense on advances was attributed to an increase in the average balance of advances to $3.2 million for the year ended December 31, 1998 from $176,000 for the year ended December 31, 1997.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended December 31, 1998 was $300,000, compared to $400,000 for the year ended December 31, 1997. The $100,000, or 25.0% decrease was attributable to a pay off in 1997 of the largest commercial real estate loan on which provisions had been made for a probable loss. At December 31, 1998 and December 31, 1997, the ratios of the allowance for loan losses to non-performing loans was 179.60% and 105.55%, respectively. Management periodically analyzes the sufficiency of its allowances based upon portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors. Management plans to continue its emphasis on one-to-four family mortgage loans and consumer loans and therefore believes that the provisions for loan losses and the allowance for loan losses are currently reasonable and adequate to cover any probable losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

     NONINTEREST INCOME.    Noninterest income increased $6,000, or 1.0%, to
$629,000 for the year ended December 31, 1998, from $623,000 for the year ended December 31, 1997. The increase is attributable to a gain on the sale of real estate owned of $3,000 for the year ended December 31, 1998 compared to a loss on the sale of real estate owned of $15,000 for the year ended December 31, 1997.

     NONINTEREST EXPENSE. Total noninterest expense increased $275,000, or 5.5%, to $5.2 million for the year ended December 31, 1998, from $5.0 million for the year ended December 31, 1997. Compensation and employee benefits increased $243,000 or 8.2%, to $3.2 million for the year ended December 31, 1998 from $3.0 million for the year ended December 31, 1997, primarily due to normal increases in salaries as well as increases in benefits costs. Data processing increased $33,000 or 10.1%, to $360,000 for the year ended December 31, 1998 from $327,000 for the year ended December 31, 1997. The increase was due to the introduction in the third quarter of 1998 of a telephone banking service and an increase in pricing by the Association's outside data processor. The Company expects increased expenses in the future as a result of the establishment of the ESOP, stock-based incentive plans and supplemental executive retirement plan and the need to satisfy reporting and other obligations of a publicly owned company. The Company expects an increase in non-interest expense due to the funding of a charitable foundation in the first quarter of 1999 in the amount of $2.8. million.

     INCOME TAXES. Income tax expense totaled $1.2 million for the year ended December 31, 1998 compared to $1.3 million for the year ended December 31, 1997, resulting in effective tax rates of 36.0% for both years ended December 31, 1998 and 1997. The decrease in income tax expense for the year ended December 31, 1998 was attributable to a decrease in pre-tax income, which decreased to $3.4 million for the year ended December 31, 1998 from $3.5 million for the year ended December 31, 1997. The Company expects a tax benefit of $1.0 million due to the contribution to the charitable foundation in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Association's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the FHLB-New York. The Association uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Association has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Association's currently required liquidity ratio is 4.0%. At December 31, 1998, the Association's liquidity ratio was 48.76%.

     At December 31, 1998, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $26.9 million, or 9.40%, of total adjusted assets, which is above the required level of $4.3 million, or 1.5%; core capital of $26.9 million, or 9.40%, of total adjusted assets, which is above the required level of $8.6 million, or 3.0%; and risk-based capital of $27.8 million, or 27.52%, of risk-weighted assets, which is above the required level of $8.1 million, or 8.0%.

     The Association's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At December 31, 1998, cash and cash equivalents totalled $50.0 million, or 17.50% of total assets.

     The Association has other sources of liquidity if a need for additional funds arises, including FHLB advances. At December 31, 1998, the Association had $20.6 in advances outstanding from the FHLB, and at December 31, 1998, had an additional overall borrowing capacity from the FHLB of $85.7 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Association may rely on FHLB borrowing to fund asset growth.

     Outstanding commitments to originate first mortgage loans totalled $2.4 million at December 31, 1998. Management of the Association anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1998 totalled $59.0 million. From December 31, 1997 to December 31, 1998, the Association experienced a 65% retention rate on funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Association relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Association will also offer competitive special products to its customers to increase retention.
Based upon the Association's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Association.

YEAR 2000 COMPLIANCE

     As the year 2000 approaches, an important business issue has emerged regarding how existing computer application software programs and operating systems can accommodate this date value. Many existing application software products are designed to accommodate only two digits. If not corrected, many computer applications and systems could fail or create erroneous results by or at the Year 2000. While the Association maintains an internal computer system for many operating functions, the substantial majority of the Association's data processing is out-sourced to a third party vendor. The Association has formed a Year 2000 Committee (the "Y2K Committee") and has adopted a Year 2000 Policy. The Y2K Committee has been identifying potential problems associated with the Year 2000 issue and has implemented a plan designated to ensure that all software used in connection with the Association's business will manage and manipulate data involving the transition with data from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Association has prepared a critical issues schedule with a timeline and assigned responsibilities. In addition, the Association recognizes that its ability to be Year 2000 compliant is dependent upon the cooperation of its vendors. The Association is requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned a program of testing for compliance. The Association has received representations from its primary third party data processing vendor that it has resolved any year 2000 problems in its software and is Year 2000 compliant. The Association participated in Year 2000 testing with its primary third party data processing vendor in August 1998. In February 1999, the Association also participated in integration and proxy testing of the third party data processor with Automated Teller Machine (ATM), Electronic Funds Transfer (EFT) and check processing systems. The validation processes revealed no material problems with the third party processor. The Association anticipates that all of its vendors also will have resolved any Year 2000 problems in their software or hardware by June 30, 1999. The Association has completed testing of its minor hardware and software systems. The results indicated that most applications were Year 2000 compliant. All Year 2000 issues for the Association, including testing, are expected to be addressed and any problems remedied by June 30, 1999. The Association has also provided brochures to its customers to make them aware of the Year 2000 issue.

     The Association's operations may also be affected by the Year 2000 compliance of its significant suppliers and other vendors, including those vendors that provide non-information and technology systems. The Association has begun the process of requesting information related to the Year 2000 compliance of its significant suppliers and other vendors. However, the Association does not currently have complete information concerning the compliance status of its significant suppliers and other vendors. In the event that any of the Association's significant suppliers or other vendors do not successfully achieve Year 2000 compliance in a timely manner, the Association's business or operations could be adversely affected. The Association is in the process of completing a business resumption contingency plan in the event that there are any system interruptions. As part of the contingency plan, the Association intends to implement manual systems or engage alternative suppliers or other vendors if it fails to achieve Year 2000 compliance or its current significant suppliers or vendors fail to meet Year 2000 operating requirements. There can be no assurances, however, that such plan or the performances by any of the Association's suppliers and vendors will be effective to remedy all potential problems.

     The lending activities of the Association are concentrated almost exclusively in one- to four-family mortgage lending. Due to the small individual and aggregate balance of loans to multi-family and commercial borrowers, it has been determined that customer Year 2000 readiness issues should have an insignificant impact on the Association. Since the Association plans to continue its emphasis on one- to four-family mortgage loans, Year 2000 compliance of potential borrowers will not be a major issue. If the Association were to entertain loan applications from significant multi-family or commercial borrowers, the Association would request statements concerning Year 2000 readiness from the potential borrowers.

     The Association is currently engaging in an upgrade of its technology
systems in addition to implementing its Year 2000 policy.   The Association has
budgeted approximately $150,000 in connection with the costs associated with achieving Year 2000 compliance and its related technology systems upgrade and, as of December 31, 1998, had expended approximately $20,000. Material costs, if any, that may arise from the failure to achieve Year 2000 compliance by either the Association's third party data processing vendor or its significant suppliers and other vendors is not currently determinable. To the extent that the Association's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the Association's business, financial condition, results of operations, cash flows or business prospects. In the event that the Association's progress towards becoming Year 2000 compliant is deemed inadequate, regulatory action may be undertaken.

IMPACT OF INFLATION AND CHANGING PRICES

     The Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP,") which require the measurement of financial position and operating results generally in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Association's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Association are monetary in nature. As a result, interest rates have a greater impact on the Association's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

     COMPREHENSIVE INCOME.  In June 1997, the FASB issued SFAS No.
130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying of comprehensive income and its components. The Association was not required to implement SFAS No. 130 as this statement does not apply to an enterprise that has no items of other comprehensive income in any period presented.

     SEGMENT REPORTING. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. Management has determined that the Association has one reportable segment and the adoption of SFAS No. 131 did not have an impact on the Association's financial statements.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting for derivative instruments, including instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined the impact, if any, of this statement on the Company's or the Association's consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.
----------------------------

INDEPENDENT AUDITORS' REPORT


Board of Directors of
   South Jersey Savings and Loan Association:

We have audited the accompanying statements of financial condition of South Jersey Savings and Loan Association (the "Association") as of December 31, 1998 and 1997, and the related statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Association's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of South Jersey Savings and Loan Association as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 26, 1999

SOUTH JERSEY SAVINGS AND LOAN ASSOCIATION

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

ASSETS                                                                                     1998                1997
Cash and amounts due from depository institutions                                       $ 4,241,035         $ 3,704,631
Interest-bearing deposits with banks                                                        396,000             495,000
Federal funds sold                                                                       45,350,000          15,000,000
                                                                                      -------------       -------------

             Cash and cash equivalents                                                   49,987,035          19,199,631

Investment securities held to maturity (approximate fair values -
  1998, $70,711,243; 1997, $79,601,903)                                                  69,970,033          79,034,160
Mortgage-backed securities held to maturity (approximate fair
  values - 1998, $51,872,423; 1997, $45,662,774)                                         50,783,081          45,231,329
Loans receivable, net                                                                   107,177,291          98,966,195
Accrued interest receivable                                                               2,219,308           2,258,869
Federal Home Loan Bank stock - at cost                                                    1,249,100           1,232,700
Office properties and equipment, net                                                      3,164,291           3,323,854
Deferred income taxes                                                                       122,098              16,470
Prepaid expenses and other assets                                                           964,727             541,820
                                                                                      -------------       -------------
TOTAL ASSETS                                                                           $285,636,964        $249,805,028
                                                                                      =============       =============


LIABILITIES AND RETAINED EARNINGS

Liabilities:
  Deposits                                                                             $236,248,028        $223,205,518
  Advances from Federal Home Loan Bank                                                   20,576,000             176,000
  Advances from borrowers for taxes and insurance                                           840,266             729,410
  Accounts payable and accrued expenses                                                   1,056,207             960,091
  Income taxes payable                                                                       52,568              44,694
                                                                                      -------------       -------------

             Total liabilities                                                          258,773,069         225,115,713

Commitments (Note 4)

Retained earnings                                                                        26,863,895          24,689,315
                                                                                      -------------       -------------

TOTAL LIABILITIES AND RETAINED EARNINGS                                                $285,636,964        $249,805,028
                                                                                      =============       =============

See notes to financial statements.

SOUTH JERSEY SAVINGS AND LOAN ASSOCIATION

STATEMENTS OF INCOME AND RETAINED EARNINGS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                                                 1998            1997            1996
INTEREST INCOME:
  Loans                                                                      $ 8,041,684     $ 8,322,469     $ 8,549,929
  Mortgage-backed securities                                                   3,531,542       3,434,287       2,960,443
  Investments                                                                  6,733,514       5,849,573       5,445,569
                                                                            ------------     -----------     -----------
             Total interest income                                            18,306,740      17,606,329      16,955,941
                                                                            ------------     -----------     -----------
INTEREST EXPENSE:
  Deposits                                                                     9,838,842       9,318,673       9,117,553
  Other                                                                          165,699          11,674          11,971
                                                                            ------------     -----------     -----------
             Total interest expense                                           10,004,541       9,330,347       9,129,524
                                                                            ------------     -----------     -----------
NET INTEREST INCOME                                                            8,302,199       8,275,982       7,826,417

PROVISION FOR LOAN LOSSES                                                        300,000         400,000         180,000
                                                                            ------------     -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            8,002,199       7,875,982       7,646,417
                                                                            ------------     -----------     -----------
OTHER INCOME:
  Service charges and other fees                                                 621,220         623,372         668,779
  Gain (loss) on sale of REO                                                       3,063         (14,654)         11,553
  Other                                                                            4,918          14,007           1,083
                                                                            ------------     -----------     -----------
             Total other income                                                  629,201         622,725         681,415
                                                                            ------------     -----------     -----------
OTHER EXPENSES:
  Personnel related                                                            3,219,529       2,976,599       2,919,817
  Fixed asset                                                                    729,338         723,206         668,676
  Federal deposit insurance premium                                              136,226         138,217         455,811
  SAIF assessment                                                                                              1,313,798
  Data processing                                                                359,519         326,529         326,022
  Advertising                                                                     70,630          55,497          76,330
  Other operating                                                                719,378         739,854         757,168
                                                                            ------------     -----------     -----------
            Total other expenses                                               5,234,620       4,959,902       6,517,622
                                                                            ------------     -----------     -----------
INCOME BEFORE INCOME TAXES                                                     3,396,780       3,538,805       1,810,210
                                                                            ------------     -----------     -----------
INCOME TAXES:
  Current taxes                                                                1,327,828       1,144,827         728,087
  Deferred taxes (benefit)                                                      (105,628)        128,473         (74,287)
                                                                            ------------     -----------     -----------
             Total income taxes                                                1,222,200       1,273,300         653,800
                                                                            ------------     -----------     -----------
NET INCOME                                                                     2,174,580       2,265,505       1,156,410

RETAINED EARNINGS, BEGINNING OF YEAR                                          24,689,315      22,423,810      21,267,400
                                                                            ------------     -----------     -----------
RETAINED EARNINGS, END OF YEAR                                              $ 26,863,895    $ 24,689,315    $ 22,423,810
                                                                            ============    ============    ============

See notes to financial statements.

SOUTH JERSEY SAVINGS AND LOAN ASSOCIATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                                                  1998          1997          1996
OPERATING ACTIVITIES:
  Net income                                                                    $ 2,174,580   $ 2,265,505   $ 1,156,410
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for:
      Loan losses                                                                   300,000       400,000       180,000
      Depreciation                                                                  294,323       296,823       252,324
    Amortization of:
      Premiums, discounts on mortgage-backed securities, net                         12,584        29,574        85,964
      Premiums, discounts on investments, net                                       175,522       290,333       619,601
      Deferred and prepaid loan fees                                               (135,816)      (80,608)      (85,669)
    Changes in assets and liabilities which provided (used) cash:
      Accrued interest receivable                                                    39,561       191,198        (7,140)
      Prepaid expenses and other assets                                            (422,907)      (25,867)       23,315
      Prepaid income taxes                                                                       (140,887)     (111,507)
      Deferred income taxes                                                        (105,628)      128,473       (74,287)
      Deferred and prepaid loan fees                                                 11,176      (117,251)       60,858
      Accounts payable and accrued expenses                                          96,116       (30,018)        4,846
      Income taxes payable                                                            7,874        44,694       (19,989)
                                                                               ------------   -----------   -----------
           Net cash provided by operating activities                              2,447,385     3,251,969     2,084,726
                                                                               ------------   -----------   -----------
INVESTING ACTIVITIES:
  Purchases of:
    Mortgage-backed securities                                                  (20,059,100)  (10,030,001)  (16,029,193)
    Investment securities                                                       (34,731,395)  (36,214,701)  (30,549,223)
    Federal Home Loan Bank stock                                                    (16,400)      (82,400)
    Office properties and equipment                                                (134,760)     (193,593)     (357,161)
  Proceeds from:
    Sale of loans                                                                    90,379
    Maturing investment securities                                               43,620,000    34,000,000    25,000,000
    Maturing mortgage-backed securities                                          14,494,764     6,167,399     6,302,763
    Sale of Federal Home Loan Bank stock                                                                         31,700
  Principal collected on long-term loans                                         22,639,910    21,119,160    17,093,152
  Long-term loans originated or acquired                                        (31,116,745)  (16,024,641)  (16,221,483)
                                                                               ------------   -----------   -----------
           Net cash used in investing activities                                 (5,213,347)   (1,258,777)  (14,729,445)
                                                                               ------------   -----------   -----------
FINANCING ACTIVITIES:
  Net increase in deposits                                                       13,042,510     6,371,302     5,714,418
  Net increase in FHLB advances                                                  20,400,000
  Increase (decrease) in advances from borrowers for taxes and insurance            110,856       (58,378)      (17,807)
                                                                               ------------   -----------   -----------
           Net cash provided by financing activities                             33,553,366     6,312,924     5,696,611
                                                                               ------------   -----------   -----------
NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            30,787,404     8,306,116    (6,948,108)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     19,199,631    10,893,515    17,841,623
                                                                               ------------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $ 49,987,035  $ 19,199,631  $ 10,893,515
                                                                               ============   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
    Interest                                                                    $ 9,876,938   $ 9,342,618   $ 9,113,654
                                                                               ============   ===========   ===========
    Income taxes                                                                $ 1,077,000   $ 1,245,000     $ 870,000
                                                                               ============   ===========   ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCIAL ACTIVITIES:
    Loans transferred to REO                                                       $ 49,937      $ 27,714      $ 23,342
                                                                               ============   ===========   ===========

See notes to financial statements.

SOUTH JERSEY SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------


1.    NATURE OF OPERATIONS

      South Jersey Savings and Loan Association (the "Association") was a state-chartered mutual savings and loan established in 1950 which is principally in the business of attracting customer deposits to provide mortgage and consumer loan funds to the community. The Association completed its conversion to a state chartered stock savings and loan association (see Note 16). The main branch is located in Turnersville, New Jersey, with other branches in Collingswood and Glendora, New Jersey.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following summarizes the Association's significant accounting and reporting policies:

      Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

      Accounting for Certain Debt and Equity Securities - The Association classifies investments as follows:

         Securities that the Association has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost.

         Securities not classified as held-to-maturity are classified as "available-for-sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of retained earnings, net of applicable income taxes. The Association did not classify any security as available-for-sale at December 31, 1998 or 1997.

      Provision for Loan Losses - Provision for loan losses includes charges to reduce the recorded balances of loans receivable and real estate acquired by foreclosure to their estimated net realizable value or fair value, as applicable. Such provisions are based on management's estimate of net realizable value or fair value of the collateral, as applicable, considering the current and currently anticipated future operating or sales conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the near term. Recovery of the carrying value of such loans and real estate acquired by foreclosure is dependent to a great extent on economic, operating and other conditions that may be beyond the Association's control.

      Real Estate Acquired Through Foreclosure - Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the balance of the loan on the property at date of acquisition. Costs relating to the development and improvement of property are capitalized, and those relating to holding the property are charged to expense.

      Accrued Interest Receivable - Interest income is recognized as earned. Accrual of loan interest is discontinued and a reserve established on existing accruals if management believes, that after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful.

      Office Properties and Equipment - Office properties and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the assets. The costs of maintenance and repairs are expensed as they are incurred and renewals and betterments are capitalized.

      Deferred Loan Fees - The Association defers all loan fees, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the interest method.

      Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash, interest-bearing deposits (with original maturities of 90 days or less), and federal funds sold. Generally, federal funds sold are repurchased the following day.

      Income Taxes - Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

      Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - In June 1996, the Financial Accounting Standards Board
      (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and in December 1996, SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No.
      125. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

      These statements were effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, with certain provisions deferred until January 1, 1998. The adoption of these standards did not have a significant effect on the Association's financial position or results of operations

      Comprehensive Income - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying of comprehensive income and its components. The Association was not required to implement SFAS No. 130 as this statement does not apply to an enterprise that has no items of other comprehensive income in any period presented.

      Segment Reporting - In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has determined that the Association has one reportable segment and the adoption of SFAS No. 131 did not have an impact of the Association's financial statements.

      Accounting Principles Issued But Not Yet Adopted - In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and will not be applied retroactively to financial statements of prior periods. Management of the Association is in the process of evaluating the impact, if any, this statement will have on the Association's results of operations or financial position when adopted.

3.    INVESTMENT SECURITIES HELD TO MATURITY

      Investment securities held to maturity are summarized as follows:

                                                                  December 31, 1998
                                       -------------------------------------------------------------------------
                                                                Gross           Gross           Approximate
                                            Amortized        Unrealized       Unrealized           Fair
                                              Cost              Gains           Losses             Value
U.S. Treasury and government
  agencies                                $33,606,183        $667,471                         $ 34,273,654
FHLB Notes                                 36,263,850         223,914        $ 150,175          36,337,589
State and municipal issues                    100,000                                              100,000
                                          -----------        --------        ---------        ------------
Total                                     $69,970,033        $891,385        $ 150,175        $ 70,711,243
                                          ===========        ========        =========        ============
                                                                  December 31, 1997
                                       -------------------------------------------------------------------------
                                                                Gross           Gross           Approximate
                                            Amortized        Unrealized       Unrealized           Fair
                                              Cost              Gains           Losses             Value
U.S. Treasury and government
  agencies                                 $42,111,414        $413,458         $ 21,377        $ 42,503,495
FHLB notes                                  36,822,746         205,492           29,830          36,998,408
State and municipal issues                     100,000                                              100,000
                                           -----------        --------        ---------        ------------
Total                                       79,034,160        $618,950         $ 51,207        $ 79,601,903
                                           ===========        ========        =========        ============

      The amortized cost and approximate fair value of debt securities at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                               Amortized         Approximate
                                                 Cost            Fair Value
Due in one year or less                       $11,993,395        $12,077,933
Due after one year through five years          30,880,598         31,543,563
Due after five years                           27,096,040         27,089,747
                                              -----------        -----------
Total                                         $69,970,033        $70,711,243
                                              ===========        ===========


4.    MORTGAGE-BACKED SECURITIES - HELD TO MATURITY

      Mortgage-backed securities held to maturity are summarized as follows:

                                                                    December 31, 1998
                                           ---------------------------------------------------------------------
                                                                  Gross            Gross         Approximate
                                               Amortized        Unrealized      Unrealized          Fair
                                                 Cost             Gains           Losses            Value
GNMA pass-through certificates                 $    685,916      $    53,801                    $    739,717
FNMA pass-through certificates                   29,762,707          475,233      $ 72,892        30,165,048
FHLMC pass-through certificates                  20,334,458          633,200                      20,967,658
                                               ------------      -----------      --------      ------------
  Total                                        $ 50,783,081      $ 1,162,234      $ 72,892      $ 51,872,423
                                               ============      ===========      ========      ============
                                                                    December 31, 1997
                                           ---------------------------------------------------------------------
                                                                  Gross            Gross         Approximate
                                               Amortized        Unrealized      Unrealized          Fair
                                                 Cost             Gains           Losses            Value
GNMA pass-through certificates                 $    924,818        $  52,694       $     433      $    977,079
FNMA pass-through certificates                   17,627,059          160,544         114,882        17,672,721
FHLMC pass-through certificates                  26,679,452          385,449          51,927        27,012,974
                                               ------------        ---------       ---------      ------------
  Total                                        $ 45,231,329        $ 598,687       $ 167,242      $ 45,662,774
                                               ============        =========       =========      ============

      At December 31, 1998, mortgage-backed securities pledged for public deposits were $818,366.

5.    LOANS RECEIVABLE

      Loans receivable at December 31, 1998 and 1997 consist of the following:

                                                                                 1998                 1997
Residential mortgage loans (primarily single-family)                         $ 89,249,161         $ 79,562,947
Nonresidential mortgage loans                                                   1,999,455            2,104,430
Education loans                                                                 2,144,114            2,426,467
Loans on savings accounts                                                         169,734              147,743
Consumer loans                                                                 14,873,521           15,805,447
Commercial loans                                                                    3,718               33,000
                                                                             ------------         ------------
             Total                                                            108,439,703          100,080,034
Less:
  Allowance for loan losses                                                      (939,737)            (666,524)
  Deferred fees and other credits                                                (322,675)            (447,315)
                                                                             ------------         ------------
Net                                                                          $107,177,291         $ 98,966,195
                                                                             ============         ============

      The Association lends to borrowers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

      Nonaccrual loans amounted to $523,229 and $631,469 at December 31, 1998 and 1997, respectively. Interest income which should have been earned on these loans during the years ended December 31, 1998 and 1997 was $45,556 and $54,087, respectively. Interest income recognized on these loans during the years ended December 31, 1998 and 1997 was $37,709 and $26,376, respectively.

      The Association originates and purchases both adjustable and fixed interest rate loans. At December 31, 1998, the composition of these loans was as follows:

                      Fixed-Rate                                                   Adjustable-Rate
--------------------------------------------------------               -----------------------------------------
                                                                           Term to Rate
         Term to Maturity               Book Value                          Adjustment          Book Value
1 month to 1 year                          $  1,299,406                1 month to 1 year            $ 6,473,678
1 year to 3 years                             2,728,995                1 year to 3 years              4,097,912
3 years to 5 years                            5,455,375
5 years to 10 years                          29,133,617
10 years to 20 years                         32,673,120
Over 20 years                                26,577,600
                                           ------------                                             -----------
                                           $ 97,868,113                                             $10,571,590
                                           ============                                             ===========

      The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to prime rate or U.S. Treasury rates. Future market factors may affect the correlation of the interest rate adjustment with the rates the Association pays on the short-term deposits that have been primarily utilized to fund these loans.

      At December 31, 1998 and 1997, the Association had loan commitments outstanding totaling $9,620,506 and $661,303, respectively, of which $9,538,615 and $530,700, respectively, were fixed rate commitments with interest rates ranging from 6.25% to 14.00% and 6.125% to 8.25%, respectively. These loans are expected to be funded within three months. At December 31, 1998, the Association had approximately $1,789,832 and $46,282 in unfunded consumer and commercial lines of credit, respectively.

      The total amount of loans being serviced for the benefit of others was approximately $1,540,000 and $2,947,000 at December 31, 1998 and 1997,
      respectively.

      An analysis of activity in allowance for loan losses at December 31, 1998 and 1997 is as follows:

                                                                                       1998             1997
Balance, beginning of year                                                          $ 666,524       $ 1,186,235
Provision for loan losses                                                             300,000           400,000
Charge-offs                                                                           (32,296)         (923,642)
Recoveries                                                                              5,509             3,931
                                                                                    ---------       -----------
Balance, end of year                                                                $ 939,737       $   666,524
                                                                                    =========       ===========

      The provision for loan losses charged to expense is based upon past loan and loss experiences and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and 118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Association will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 1998, 100% of the impaired loan balance was measured for impairment based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan losses. SFAS Nos. 114 and 118 do not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring.

      The following table summarizes impaired loan information:

                                                                            December 31,
                                                                      --------------------------
                                                                       1998            1997
Total recorded investment in impaired loans
  with allowance for loan losses
  in accordance with SFAS No. 114                                     $ 76,235        $ 76,740
                                                                      --------        --------
Total recorded investment in impaired loans                           $ 76,235        $ 76,740
                                                                      ========        ========
Total allowance related to impaired loans
  in accordance with SFAS No. 114                                     $  9,035        $  9,540
                                                                      ========        ========
                                                                               Year Ended December 31,
                                                                      ----------------------------------------
                                                                        1998            1997            1996
Average investment in impaired loans                                  $ 76,432        $362,430       $ 530,590
                                                                      ========        ========       =========
Cash basis interest income recognized on impaired loans               $  2,990        $  4,375       $  11,118
                                                                      ========        ========       =========
Interest income recognized on impaired loans                          $  2,990        $  4,375       $  11,118
                                                                      ========        ========       =========


      Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis.

      Commercial loans and commercial real estate loans are placed on nonaccrual at the time the loan is 60 days delinquent unless the credit is well secured and in the process of collection. Generally, commercial loans are charged off no later than after they become 120 days delinquent unless the loan is well secured and in the process of collection, or other extenuating circumstances support collection. Residential real estate loans are typically placed on nonaccrual at the time the loan is 90 days delinquent. Other consumer loans are typically charged off at 120 days delinquent. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

6.    ACCRUED INTEREST RECEIVABLE

      Accrued interest receivable at December 31, 1998 and 1997 consists of the following:

                                                                                      1998              1997
Investments and interest-bearing deposits                                          $1,294,683        $1,339,058
Mortgage-backed securities                                                            325,234           322,874
Loans receivable                                                                      599,391           596,937
                                                                                   ----------        ----------
Total                                                                              $2,219,308        $2,258,869
                                                                                   ==========        ==========

7.    OFFICE PROPERTIES AND EQUIPMENT

      Office properties and equipment at December 31, 1998 and 1997 are summarized by major classifications as follows:

                                                                                      1998              1997
Land and buildings                                                                 $3,370,192        $3,330,992
Furniture and equipment                                                             2,304,876         2,237,654
                                                                                   ----------        ----------
             Total                                                                  5,675,068         5,568,646
Accumulated depreciation                                                           (2,510,777)       (2,244,792)
                                                                                   ----------        ----------
Net                                                                                $3,164,291        $3,323,854
                                                                                   ==========        ==========

8.    DEPOSITS

      Deposits consist of the following major classifications:

                                                                       December 31,
                                                  --------------------------------------------------------------
                                                         1998                                1997
                                                  --------------------------------------------------------------
                                                   Amount           Percent          Amount          Percent
Passbook and clubs                                $ 34,920,464       14.8 %       $ 34,492,761         15.4 %
Checking accounts                                   36,433,248       15.4           33,771,748         15.1
Money market demand                                 42,672,381       18.1           43,656,674         19.6
                                                  ------------     ------         ------------        -----
             Subtotal                              114,026,093       48.3          111,921,183         50.1
Certificates:
  Less than $100,000                               111,853,055       47.3          102,514,226         45.9
  $100,000 or more                                  10,368,880        4.4            8,770,109          4.0
                                                  ------------     ------         ------------        -----
           Subtotal                                122,221,935       51.7          111,284,335         49.9
                                                  ------------     ------         ------------        -----
Total                                             $236,248,028      100.0 %       $223,205,518         100.0 %
                                                  ============     ======         ============        =====

      The weighted average cost of funds was 4.3% at December 31, 1998 and 1997. The Association had no brokered deposits at December 31, 1998 or 1997.

      A summary of certificates by maturities is as follows:

                                                                                     December 31, 1998
                                                                             -----------------------------------
                                                                                   Amount           Percent
One year or less                                                                $ 58,979,385         48.3 %
One through three years                                                           28,951,578         23.7
Three through five years                                                          21,548,900         17.6
Over five years                                                                   12,742,072         10.4
                                                                                ------------        ------
Total                                                                           $122,221,935        100.00 %
                                                                                ============        ======

      Interest expense on deposits consists of the following:

                                                                                 Years Ended December 31,
                                                                            ------------------------------------
                                                                                  1998              1997
Passbook and clubs                                                             $  964,753        $  978,191
Checking accounts                                                                 625,469           645,550
Money market demand                                                             1,489,547         1,527,429
Certificates                                                                    6,795,907         6,202,950
Early withdrawal penalties                                                        (36,834)          (35,447)
                                                                               ----------        ----------
Total                                                                          $9,838,842        $9,318,673
                                                                               ==========        ==========

      Deposits in amounts in excess of $100,000 are not federally insured.

9.    ADVANCES FROM FEDERAL HOME LOAN BANK

      The Association had outstanding advances from the FHLB which are collateralized by Federal Home Loan Bank stock, first mortgage loans and securities. At December 31, 1998 and 1997, the maturity and weighted average interest rate of each advance was as follows:

                                                          1998                                 1997
                                               ----------------------------         --------------------------
                                                                  Weighted                           Weighted
                                                                  Average                            Average
                                                                  Interest                           Interest
                                                  Amount            Rate              Amount           Rate
                                               ------------    ------------         ----------     -----------
FHLB Advances maturing during:
  1999                                         $  1,000,000        4.760 %
  2001                                              132,000        6.615             $ 132,000       6.615 %
  2002                                               44,000        6.615                44,000       6.615
  2003                                            5,000,000        4.950
  2005                                            2,000,000        5.080
  2008                                           12,400,000        5.098
                                               ------------                          ---------
Total                                          $ 20,576,000        5.057 %           $ 176,000       6.615 %
                                               ============        =====             =========       =====

10.   INCOME TAXES

      Income taxes consist of the following:

                                                                     1998              1997             1996
Current:
   Federal                                                        $ 1,225,928        $1,038,627       $ 673,487
   State                                                              101,900           106,200          54,600
                                                                  -----------        ----------       ---------
           Total current                                            1,327,828         1,144,827         728,087

Deferred - federal income taxes (benefit)                            (105,628)         128,473          (74,287)
                                                                  -----------        ----------       ---------
Total income taxes                                                $ 1,222,200        $1,273,300       $ 653,800
                                                                  ===========        ==========       =========

      The Association's provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income taxes for the following reasons:

                                                              Year Ended December 31,
                             -----------------------------------------------------------------------------------
                                          1998                         1997                       1996
                             -----------------------------------------------------------------------------------
                                 Amount        Percent        Amount       Percent       Amount       Percent
At statutory rate               $ 1,188,873       35.0 %     $ 1,238,582     35.0 %    $ 633,574      35.0 %
Surtax exemption                    (33,968)      (1.0)          (35,388)    (1.0)       (18,102)     (1.0)
Adjustments resulting in:
  State tax - net of federal
    tax provision                    66,235        2.0            69,030      2.0         35,490       2.0
  Tax exempt interest
  Other, net                          1,060                        1,076                   2,838       0.2
                               ------------     ------      ------------   ------     ----------    ------

Total                           $ 1,222,200       36.0 %     $ 1,273,300     36.0 %    $ 653,800      36.2 %
                               ============     ======      ============   ======     ==========    ======

      Items that gave rise to significant portions of the deferred tax accounts at December 31, 1998 and 1997 are as follows:

                                                December 31,
                                       --------------------------------
                                            1998            1997
Deferred tax assets:
  Deferred loan costs                      $ 56,929        $ 58,289
  Deferred loan fees                         78,383         121,020
  Allowance for loan loss                    98,831
                                           ---------       --------

            Total                           234,143         179,309
                                           ---------       --------

Deferred tax liabilities:
  Property                                 (112,045)        (83,608)
  Allowance for loan loss                                   (79,231)
                                           ---------       --------

            Total                          (112,045)       (162,839)
                                           ---------       --------

Total                                      $122,098        $ 16,470
                                           =========       ========


      As of January 1, 1996, the Association changed its method of computing reserves for bad debt to the experience method. The bad debt deduction allowable under this method is available to small banks with assets less than $500 million. Generally, this method allows the Association to deduct an annual addition to the reserve for bad debts equal to the increase in the balance of the Association's reserve for bad debts at the end of the year to an amount equal to the percentage of total loans at the end of the year, computed using the ratio of the previous six years' net charge-offs divided by the sum of the previous six years' total outstanding loans at year-end.

      A thrift institution required to change its method of computing reserve for bad debts treats such change as a change in a method of accounting determined solely with respect to the "applicable excess reserves" of the institution. The amount of the applicable excess reserves is taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after December 31, 1995. For financial reporting purposes, the Association has not incurred any additional tax expense. At December 31, 1998, deferred taxes were provided on the difference between the book reserve at December 31, 1998 and the applicable excess reserve in the amount equal to the Association's increase in the tax reserve from December 31, 1987 to December 31, 1998. Retained earnings at December 31, 1998 and 1997 includes approximately $3,100,000 of income for which no deferred income taxes will need to be provided.

11.   DEFINED CONTRIBUTION PLAN

      The Association has a noncontributory, defined contribution plan for all regular full-time employees meeting certain eligibility requirements. Expense related to the plan, which is based on a percentage of the participants' salaries as provided by the plan, was $276,850 and $266,234 for the years ended December 31, 1998 and 1997, respectively.

12.   REGULATORY CAPITAL REQUIREMENTS

      The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and tier 1 risk-based and risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 1998, that the Association meets all capital adequacy requirements to which it is subject.

      As of December 31, 1998, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum core and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

      The Association's actual tangible, core and tier risk-based capital equals its retained earnings as of December 31, 1998 and 1997. Included in the Association's actual risk-based capital are permitted amounts of the allowance for loan losses of $930,702 and $653,278 as of December 31, 1998 and 1997, respectively.

                                                                                               To Be Well
                                                                                            Capitalized Under
                                                             Required for Capital           Prompt Corrective
                                          Actual               Adequacy Purposes            Action Provisions
                                ----------------------------------------------------    --------------------------
                                       Amount        Ratio        Amount      Ratio
As of December 31, 1998:
Tangible Capital                   $ 26,863,895      9.40 %    $ 4,284,554       1.50 %       N/A          NA
Core Capital                         26,863,895      9.40        8,569,109       3.00    $ 14,281,848      5.00 %
Tier 1 Risk-Based Capital            26,863,895     26.60           N/A          NA         6,058,980      6.00
Risk Based Capital                   27,794,597     27.52        8,078,640       8.00      10,098,300     10.00

As of December 31, 1997:
Tangible Capital                   $ 24,689,315      9.88 %    $ 3,747,067       1.50 %       N/A          N/A
Core Capital                         24,689,315      9.88        7,494,135       3.00    $ 12,490,224      5.00 %
Tier 1 Risk-Based Capital            24,689,315     26.56            N/A         N/A        5,576,940      6.00
Risk Based Capital                   25,342,593     27.27        7,435,920       8.00       9,294,900     10.00

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Association using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Association could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                   December 31, 1998                December 31, 1997
                                                     (In Thousands)                   (In Thousands)
                                           -------------------------------   --------------------------------
                                                              Estimated                         Estimated
                                              Carrying          Fair             Carrying          Fair
                                               Amount           Value             Amount          Value
Assets:
  Cash and cash equivalents                   $ 49,987        $ 49,987           $ 19,200       $ 19,200
  Investment securities                         69,970          70,711             79,034         79,602
  Mortgage-backed securities                    50,783          51,872             45,231         45,663
  Loans receivable, net                        107,177         109,813             98,966        100,694
Liabilities:
  Deposits                                     236,248         239,726            223,206        224,372
  Advances from Federal Home
    Loan Bank                                   20,576          20,323                176            176

      The estimated fair value of marketable securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of mortgage-backed securities and loans is estimated based on the pricing tables published by the OTS as of December 31, 1998 and 1997.

      The fair value of demand deposits and savings accounts is the amount reported in the financial statements. The fair value of time deposits and advances is based on the pricing tables published by the OTS.

      The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The deferred income amounts of approximately $4,200 and $1,300 at December 31, 1998 and 1997, respectively, on such off-balance sheet financial instruments approximates their fair values.

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1998 and 1997 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14.   INTEREST RATE RISK

      The Association is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans secured by real estate and other consumer loans and to purchase certain investments. The potential for interest rate risk exists as a result of the shorter repricing period of the Association's interest-sensitive liabilities compared to the generally longer repricing period of interest-sensitive assets. In a rising rate environment liabilities will reprice faster than assets, thereby reducing the market value of long-term assets and net interest income. For this reason, management regularly monitors the maturity structure of the Association's assets and liabilities in order to measure this risk and enacts measures to manage volatility of future interest rate movements.

15.   SAIF ASSESSMENT

      On September 30, 1996, an omnibus appropriations bill was enacted which included the recapitalization of the Savings Association Insurance Fund
      (SAIF). Accordingly, all SAIF insured depository institutions were charged a one-time special assessment on the SAIF-assessable deposits as of March 31, 1995 at a rate of 65.7 basis points. As such, the Association incurred a pre-tax expense of $1,313,798 in 1996.

16.   CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

      On July 28, 1998, the Board of Directors of the Association adopted a Plan of Conversion (the "Plan") to convert from a state chartered mutual savings and loan association to a state chartered capital stock savings and loan association (the "Conversion") with the concurrent formation of a holding company, South Jersey Financial Corporation, Inc. (the "Company"). The Association received approval of the Conversion by regulatory authorities and members of the Association.

      On February 12, 1999, the Association completed its Conversion through the sale of 3,208,961 shares of common stock (par value $.01) of the Company. Total proceeds of $32,089,610 were reduced by Conversion expenses of approximately $1,700,000 and the excess of proceeds over the par value of the stock was credited to paid-in capital in excess of par. As a result of this Conversion, approximately $15,200,000 of capital was contributed to the Association from the Company in exchange for all of the outstanding capital stock of the Association.

      The Association established an ESOP for the benefit of eligible employees, effective upon the Conversion. The ESOP purchased 303,474 shares of the common stock issued in the Conversion utilizing proceeds of a loan from the Company. The loan will be repaid over a period of 15 years and is collateralized by the common stock purchased by the ESOP.

      The Company established a charitable foundation ("Foundation") in connection with the Conversion and donated 280,995 shares of the Company's common stock to the Foundation. The Foundation has been dedicated to charitable purposes within the communities in which the Association operates and to complement the Association's existing community activities.

      At the time of the Conversion, the Association established a liquidation account in an amount of approximately $26,000,000, its equity as reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Association after the Conversion. In the event of a complete liquidation of the Association, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

                                    ******

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

     None.


                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
-------------------------------------------------

                           MANAGEMENT OF THE COMPANY

     The Board of Directors of the Company is divided into three classes, each of which contains approximately one-third of the Board. The directors shall be elected by the stockholders of the Company for staggered three year terms, or until their successors are elected and qualified. One class of directors, consisting of Arthur E. Armitage, Jr., Gregory M. DiPaolo and John V. Field, has a term of office expiring at the first annual meeting of stockholders, a second class, consisting of Robert J. Colacicco, Richard G. Mohrfeld and Martin Rosner, has a term of office expiring at the second annual meeting of stockholders, and a third class, consisting of Richard W. Culbertson, Jr. and Ronald L. Woods, has a term of office expiring at the third annual meeting of stockholders. Information concerning the principal occupations, employment and other information concerning the directors and officers of the Company during the past five years is set forth under "Management of the Association."

EXECUTIVE OFFICERS OF THE COMPANY

     The following individuals are the executive officers of the Company and hold the offices set forth below opposite their names.

EXECUTIVE             POSITION(S) HELD WITH COMPANY
---------             -----------------------------
Robert J. Colacicco   President and Chief Executive Officer

Gregory M. DiPaolo    Executive Vice President, Treasurer and Chief Operating Officer

Joseph M. Sidebotham  Corporate Secretary and Chief Accounting Officer

     The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal at the discretion of the Board of Directors.

                         MANAGEMENT OF THE ASSOCIATION

DIRECTORS OF THE ASSOCIATION

     The following table sets forth information regarding the Board of Directors of the Association.

                                                                                                    DIRECTOR     TERM
NAME                        AGE(1)  POSITION(S) HELD WITH THE ASSOCIATION                             SINCE     EXPIRES
----                        ------  -------------------------------------                           --------   ---------
Arthur E. Armitage, Jr.      78     Director                                                            1969     2002
Robert J. Colacicco          64     Director, President and Chief Executive Officer                     1976     2000
Richard W. Culbertson, Jr.   54     Director and Chairman of the Board                                  1992     2001
Gregory M. DiPaolo           50     Director, Executive Vice President, Treasurer and Chief             1982     2002
                                    Operating Officer
John V. Field                54     Director                                                            1998     2002
Richard G. Mohrfeld          53     Director                                                            1983     2000
Martin Rosner                91     Director                                                            1943     2000
Ronald L. Woods              40     Director                                                            1998     2001

___________________
(1)   As of December 31, 1998.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following table sets forth information regarding the executive officers of the Association who are not also directors.

NAME                        AGE (1)  POSITION(S) HELD WITH ASSOCIATION
----                        -------  -------------------------------------
Jane E. Brode                   49   Senior Vice President - Savings
Joseph M. Sidebotham            43   Senior Vice President and Controller
Paul D. Wampler                 39   Senior Vice President - Lending

___________________
(1)   As of December 31, 1998.

     Each of the executive officers of the Association will retain his/her office until their re-election at the annual meeting of the Board of Directors of the Association and until their successors are elected and qualified or until they are removed or replaced. Officers are subject to re-election by the Board of Directors annually.

BIOGRAPHICAL INFORMATION

DIRECTORS

     Arthur E. Armitage, Jr. is the former President and owner of Arthur E. Armitage Agency, Inc., a general insurance firm. He has been a member of the Association's Board of Directors since 1969 and served as Chairman of the Board from 1995 to July, 1998.

     Robert J. Colacicco has been employed with the Association since 1967 and has served as President and Chief Executive Officer of the Association since 1971. Mr. Colacicco has been a member of the Board of Directors since 1976.

     Richard W. Culbertson, Jr. is a certified public accountant and a partner in the firm of Bowman & Company LLP, Voorhees, New Jersey. Mr. Culbertson has been a member of the Board of Directors since 1992 and has served a Chairman of the Board since July, 1998.

     Gregory M. DiPaolo is Executive Vice President, Treasurer and Chief Operating Officer of the Association. Mr. DiPaolo has been employed by the Association since 1973 and has been a member of the Board of Directors since 1982.

     John V. Field has been a practicing attorney for the past 29 years. He is sole shareholder in the firm of John V. Field, PA. In 1977, Mr. Field became General Counsel of the Association. Mr. Field has been a director of the Association since May, 1998.

     Richard G. Mohrfeld is President of Mohrfeld, Inc., a heating oil distributor located in Collingswood, New Jersey. Mr. Mohrfeld has been a member of the Board of Directors since 1983.

     Martin Rosner has served on the Association's Board of Directors since 1943. Mr. Rosner is a former retailer in Collingswood, New Jersey. Mr. Rosner is now retired.

     Ronald L. Woods is a representative of Lenny, Vermaat and Leonard, a real estate brokerage firm located in Haddonfield, New Jersey. Mr. Woods has been a member of the Board of Directors since May, 1998.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     Jane E. Brode joined the Association in 1972 and has served in various positions since that time. In 1992, Ms. Brode became Senior Vice President. Ms. Brode is responsible for the Association's retail savings department.

     Joseph M. Sidebotham joined the Association in 1979 and has been Controller since 1980. In 1992, Mr. Sidebotham was promoted to Senior Vice President. Mr. Sidebotham is responsible for regulatory reporting, monitoring investments, MIS and the accounting and internal auditing functions of the Association.

     Paul D. Wampler joined the Association in 1997 and is Senior Vice President. Mr. Wampler is the Association's Chief Lending Officer and oversees all mortgage and consumer lending activities.


ITEM 10. EXECUTIVE COMPENSATION.
-------------------------------

DIRECTOR COMPENSATION OF THE ASSOCIATION AND THE COMPANY

     All non-employee directors of the Association receive an annual retainer of $7,000 a year, except that the Chairman of the Board receives an annual retainer of $8,000. All non-employee directors of the Association also receive $450 for each Board meeting attended and $200 for each Committee meeting attended. Non-employee directors of the Company receive an annual retainer of $3,500 and do not receive additional fees for meetings of the Board of Directors of the Company.

EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table sets forth the cash compensation paid by the Association for services rendered in all capacities during the years ended December 31, 1998 and 1997, to the Chief Executive Officer and to executive officers of the Association who received salary and bonus in excess of $100,000 ("Named Executive Officers").

                                                                               LONG-TERM COMPENSATION/(2)/
                                                                          -----------------------------------
                                            ANNUAL COMPENSATION/(1)/                 AWARDS          PAYOUTS
                                     ------------------------------------ ------------------------- ---------
                                                              OTHER        RESTRICTED   SECURITIES
NAME AND                     FISCAL                          ANNUAL          STOCK      UNDERLYING    LTIP        ALL OTHER
PRINCIPAL POSITIONS           YEAR    SALARY    BONUS   COMPENSATION/(2)/    AWARDS    OPTIONS/SARS  PAYOUTS  COMPENSATION/(3)/
-------------------         -------- --------  -------  -----------------  ----------  ------------  -------- ----------------
Robert J. Colacicco            1998  $170,435  $31,044        --               --            --         --        $39,821
  President and Chief          1997  $141,107  $29,529        --               --            --         --        $38,275
  Executive Officer            1996  $139,385  $28,120        --               --            --         --        $31,846
Gregory M. DiPaolo
  Executive Vice President,    1998  $142,730  $25,982        --               --            --         --        $25,729
  Treasurer and                1997  $118,102  $24,733        --               --            --         --        $24,937
  Chief Operating Officer      1996  $116,748  $23,324        --               --            --         --        $22,588

_______________________
(1) Under Annual Compensation, the column titled "Bonus" consists of Board approved discretionary bonus.
(2) For 1998, there were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock. For 1998, the Association had no restricted stock or stock related plans in existence.
(3) Other compensation consists of employer contributions of $26,992 and $24,577, to the Association's money purchase pension plan on behalf of Messrs. Colacicco and DiPaolo, respectively, and $10,723 credited by the Association on behalf of Mr. Colacicco to the Association's non-qualified deferred compensation plan. Also includes the value of life insurance premiums of $2,106 and $1,152 paid by the Association on behalf of Messrs. Colacicco and DiPaolo, respectively.

EMPLOYMENT AGREEMENTS

     Effective as of the consummation of the Conversion, the Association entered into employment agreements (collectively, the "Association Employment Agreements") with Messrs. Colacicco, DiPaolo, Sidebotham and Wampler and Ms. Brode, and the Company entered into employment agreements with Messrs. Colacicco, DiPaolo and Sidebotham (collectively, the "Company Employment Agreements") (individually, the "Executive" and, collectively, the "Executives"). The employment agreements were subject to the review and approval of the OTS. Review of compensation arrangements by the OTS does not indicate, and should not be construed to indicate, that the OTS has passed upon the merits of such arrangements. The employment agreements are intended to ensure that the Association and the Company will be able to maintain a stable and competent management base after the Conversion. The continued success of the Association and the Company depends to a significant degree on the skills and competence of the Executives.

     The Association Employment Agreements provide for a three-year term for Messrs. Colacicco and DiPaolo and a two-year term for Messrs. Sidebotham and Wampler and Ms. Brode. The Association Employment Agreements provide that commencing on the first anniversary date and continuing each anniversary date thereafter the Board of Directors may extend the agreement for an additional year so that the remaining term shall be three years, in the case of Messrs. Colacicco and DiPaolo, and two years, in the case of Messrs. Sidebotham and Wampler and Ms. Brode, unless written notice of non-renewal is given by the Board of Directors after conducting a performance evaluation of the Executive. The Company Employment Agreements provide for a three-year term for Messrs. Colacicco and DiPaolo and a two-year term for Mr. Sidebotham. The terms of the Company Employment Agreements shall be extended on a daily basis, unless written notice of non-renewal is given by the Board of the Company. The Association and Company Employment Agreements provide that the Executive's base salary will be reviewed annually. The base salaries which will be effective for such employment agreements for Messrs. Colacicco, DiPaolo, Sidebotham and Wampler and Ms. Brode will be $170,430, $142,731, $87,403, $86,256 and $94,316, respectively. In addition to the base salary, the employment agreements provide for, among other things, participation in various employee benefit plans and stock-based compensation programs, as well as furnishing fringe benefits available to similarly situated executive personnel. The employment agreements provide for termination by the Association or the Company for cause (as defined in the agreements) at any time. In the event the Association or the Company chooses to terminate the Executive's employment for reasons other than for cause or, in the event of the Executive's resignation from the Association and the Company upon: (i) failure to re-elect the Executive to his current offices;
(ii) a material change in the Executive's functions, duties or responsibilities;
(iii) a relocation of the Executive's principal place of employment by more than 25 miles; (iv) liquidation or dissolution of the Association or the Company; or
(v) a breach of the Employment Agreements by the Association or the Company, the Executive or, in the event of death, the Executive's beneficiary would be entitled to receive an amount generally equal to the remaining base salary and bonus payments that would have been paid to the Executive during the remaining term of the employment agreements. In addition, the Executive would receive a payment attributable to the contribution that would have been made on the Executive's behalf to any employee benefit plans of the Association or the Company during the remaining term of the employment agreements, together with the value of stock-based incentives previously awarded to the Executive. The Association and the Company would also continue and pay for the Executive's life, health and disability coverage for the remaining term of the employment agreement. Upon any termination of the Executive, the Executive is subject to a covenant not to compete with the Company or the Association for one year.

     Under the agreements, if involuntary termination or voluntary termination follows a change in control of the Association or the Company, the Executive or, in the event of the Executive's death, the Executive's beneficiary, would receive a severance payment generally equal to the greater of: (i) the payments due for the remaining terms of the agreement, including the value of stock-based incentives previously awarded to the Executive; or (ii) three times the average of the five preceding taxable years' annual compensation. The Association and the Company would also continue the Executive's life, health, and disability coverage for thirty-six months, in the case of Messrs. Colacicco and DiPaolo, and twenty-four months in the case of Messrs. Sidebotham and Wampler and Ms. Brode. Notwithstanding that both agreements provide for a severance payment in the event of a change in control, the Executive may receive a severance payment under only one agreement. In the event of a change in control of the Association or Company, the total amount of payments due under the Employment Agreements, based solely on the base salaries paid to the Executives, and excluding any benefits under any employee benefit plan which may otherwise become payable, would equal approximately $1.7 million.

     Payments to the Executive under the Association Employment Agreements are guaranteed by the Company in the event that payments or benefits are not paid by the Association. Payment under the Company Employment Agreements would be made by the Company. All reasonable costs and legal fees paid or incurred by the Executive pursuant to any dispute or question of interpretation relating to the employment agreements will be paid by the Company, if the Executive is successful on the merits pursuant to a legal judgment, arbitration or settlement. The employment agreements also provide that the Association and Company shall indemnify the Executive to the fullest extent allowable under federal, New Jersey and Delaware law, respectively.

CHANGE IN CONTROL AGREEMENTS

     Effective as of the consummation of the Conversion, the Association entered into two-year Change in Control Agreements with six employees of the Association and a one-year Change in Control Agreement with one employee of the Association (the "CIC Agreements"), none of whom are covered by an employment agreement. Commencing on the first anniversary date and continuing on each anniversary thereafter, the CIC Agreements may be renewed by the Board of Directors of the Association for an additional year. The CIC Agreements provide that in the event involuntary termination or, under certain circumstances, voluntary termination follows a change in control of the Association or the Company, the covered employee would be entitled to receive a severance payment equal to either one or two times the covered employee's average annual compensation for the five most recent taxable years preceding termination, depending on the particular agreement. The Association would also continue and pay for the covered employee's life, health and disability coverage for 24 months under the two-year CIC Agreements and 12 months under the one-year CIC Agreement following termination. Payments to the covered employee under the CIC Agreements are guaranteed by the Company in the event that payments or benefits are not paid by the Association. In the event of a change in control of the Association or Company, the total payments that would be due under the CIC Agreements, based solely on the current annual compensation paid to the seven employees covered by the CIC Agreements and excluding any benefits under any employee benefit plan which may be payable, would be approximately $542,000.

EMPLOYEE SEVERANCE COMPENSATION PLAN

     Upon regulatory approval, the Association's Board of Directors intends to establish the South Jersey Savings and Loan Association Employee Severance Compensation Plan (the "Severance Plan") which will provide eligible employees with severance pay benefits in the event of a change in control of the Association or the Company. Management personnel with employment agreements or change in control agreements will not participate in the Severance Plan. Generally, all full-time employees are eligible to participate in the Severance Plan if they have completed at least one year of service with the Association. Under the Severance Plan, in the event of a change in control of the Association or the Company, eligible employees who terminate employment within one year of the change in control (for reasons specified under the Severance Plan), will receive a severance payment equal to one-twelfth of their current annual compensation for each year of service completed with the Association, up to a maximum of 199% of their current annual compensation. In the event the provisions of the Severance Plan were triggered, the total amount of payments that would be due thereunder, based solely upon current salary levels, would equal approximately $696,000.

INSURANCE PLANS

     The Association makes available to all full-time employees medical plan benefits, life and accidental death insurance, long term disability insurance and travel insurance.

OTHER BENEFIT PLANS

     PENSION PLAN. The Association sponsors the South Jersey Savings and Loan Association Money Purchase Pension Plan (the "Pension Plan"). Generally, employees of the Association become members of the Pension Plan upon the completion of two years of service with the Association (as described in the plan document) and the attainment of age twenty-one. The Association makes annual contributions to the Association sufficient to fund retirement benefits for participant's employees, as determined in accordance with a formula set forth in the plan document. Specifically, the Pension Plan currently provides that, subject to applicable limitations, the Association will make annual contributions to the plan on behalf of each participant equal to 5.7% of the participant's compensation in excess of the social security taxable wage base (as described in the plan documents) and 13.5% of the participant's compensation without regard to the social security taxable wage base. Participants are always fully vested in benefits allocated to their accounts under the Pension Plan. In general, benefits allocated to participant's accounts under the Pension Plan, plus earnings thereon become distributable in the event of the death, attainment of normal retirement age (as described in the plan document), or termination of employment.

     EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST. The Association has established a tax-qualified employee stock ownership plan (the "ESOP") in connection with the Conversion. Generally, employees become participants in the ESOP upon the completion of two years of service with the Association (with credit given for service with the Association prior to adoption of the plan) and attainment of age 21. With the consent of the Association, an affiliate of the Association may also adopt the ESOP for the benefit of its employees.

     The Association has established a committee of the Board of Directors to serve as the administrative committee of the ESOP (the ''ESOP Committee''). The ESOP Committee has appointed an unrelated corporate trustee for the ESOP. Among other matters, the ESOP Committee may generally instruct the trustee regarding the investment of funds contributed to the ESOP, subject to the terms of the plan document and the trust agreement. The ESOP purchased 8% of the Common Stock sold in the Conversion and issued to the Foundation in the Conversion, or 303,474 shares. In order to fund the ESOP's purchase of the Common Stock, the ESOP borrowed 100% of the aggregate purchase price of the Common Stock from the Company.

     Participants will always be fully vested in amounts allocated to their accounts under the ESOP. Benefits will generally become distributable under the ESOP, and potentially become subject to income tax, upon a participant's death or other separation from service.

     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. The Code limits the amount of compensation the Association may consider in providing benefits under its tax-qualified retirement plans, such as the Pension Plan and the ESOP. The Code further limits the amount of contributions and benefit accruals under such plans on behalf of any employee. To provide benefits to make up for the reduction in benefits flowing from these limits in connection with the Pension Plan, the Association has adopted a non-qualified deferred compensation arrangement, sometimes referred to as a "Supplemental Executive Retirement Plan" ("SERP").
In connection with the Conversion, the Association amended the deferral compensation plan to provide for benefits related to the ESOP. The SERP will generally provide benefits to eligible individuals (designated by the Board of Directors of the Association or its affiliates) that cannot be provided under the Pension Plan and/or ESOP as a result of the limitations imposed by the Code, but that would have been provided under the Pension Plan and/or ESOP but for such limitations. In addition to providing for benefits lost under tax-qualified plans as a result of limitations imposed by the Code, the SERP will also make up lost ESOP benefits to designated individuals who retire, who terminate employment in connection with a change in control, or whose participation in the ESOP ends due to termination of the ESOP in connection with a change in control (regardless of whether the individual terminates employment) prior to the complete scheduled repayment of the ESOP loan. Generally, upon the retirement of an eligible individual or upon a change in control of the Association or the Company prior to complete repayment of the ESOP Loan, the SERP will provide the individual with a benefit equal to what the individual would have received under the ESOP had he remained employed throughout the term of the ESOP or had the ESOP not been terminated prior to the scheduled repayment of the ESOP loan. An individual's benefits under the SERP will become payable upon the participant's retirement (in accordance with the standard retirement policies of the

Association), upon the change in control of the Association or the Company, or as determined under the ESOP and Pension Plan.

     STOCK-BASED INCENTIVE PLAN. The Board of Directors of the Company intends to adopt a stock-based incentive plan (the "Stock-Based Incentive Plan") which will provide for the granting of options to purchase Common Stock ("Stock Options") and the award of restricted shares of Common Stock ("Stock Awards") to eligible officers, employees, and directors of the Company and Association. The plan may also provide for certain rights related to the grant of Stock Options and Stock Awards. The Company may provide such stock-based benefits under the Stock-Based Incentive Plan or may establish one or more separate plans to provide for the benefits described in the following paragraphs.

     In the event the Company adopts the Stock-Based Incentive Plan (or any separate plan(s)) within one year after the Conversion, OTS regulations require a majority of the Company's stockholders to approve the plan at a meeting of stockholders held no earlier than six months after the completion of the Conversion. Under the Stock-Based Incentive Plan, the Company intends to grant Stock Options in an amount up to 10% of the shares of Common Stock sold in the Conversion and issued to the Foundation (379,343 shares) and intends to grant Stock Awards in an amount up to 4% of the shares of Common Stock sold in the Conversion and issued to the Foundation (151,737 shares). Any Common Stock awarded under the Stock-Based Incentive Plan (Stock Awards) will be awarded at no cost to the recipients. The Company may fund the plan through the purchase of Common Stock by a trust established in connection with the Stock-Based Incentive Plan (or any separate plan(s)) or from authorized but unissued shares. The Board of Directors of the Company intends to appoint an independent fiduciary to serve as trustee of any trust established in connection with the Stock-Based Incentive Plan. In the event that additional authorized but unissued shares are acquired by the Stock-Based Incentive Plan or its participants after the Conversion, the interests of existing shareholders would be diluted.

     The grants of Stock Options and Stock Awards will be designed to attract and retain qualified personnel in key positions, provide officers and key employees with a propriety interest in the Company as an incentive to contribute to the success of the Company, and reward employees for outstanding performance. All employees of the Company and its subsidiaries, including the Association, will be eligible to participate in the Stock-Based Incentive Plan. The committee administering the plan will determine the terms of awards granted to officers and employees. The committee will also determine whether Stock Options will qualify as Incentive Stock Options or Non-Statutory Stock Options, as described below, the number of shares subject to each Stock Option and Stock Award, the exercise price of each Stock Option, the method of exercising Stock Options, and the time when Stock Options become exercisable or Stock Awards vest. Only employees may receive grants of Incentive Stock Options. Therefore, under the Stock-Based Incentive Plan, outside directors may receive only grants of Non-Statutory Stock Options. If the Company adopts the Stock-Based Incentive Plan within one year after conversion, OTS regulations provide that no individual officer or employee of the Association may receive more than 25% of the Stock Options available under the Stock-Based Incentive Plan (or any separate plan for officers and employees) and non-employee directors may not receive more than 5% individually, or 30% in the aggregate, of the Stock Options available under the Stock-Based Incentive Plan (or any separate plan for directors). OTS regulations also provide that no individual officer or employee of the Association may receive more than 25% of the restricted stock awards available under the Stock-Based Incentive Plan (or any separate plan for officers and employees) and non-employee directors may not receive more than 5% individually, or 30% in the aggregate, of the restricted stock awards available under the Stock-Based Incentive Plan (or any separate plan for outside directors).

     The Stock-Based Incentive Plan will provide for the grant of: (i) Stock Options intended to qualify as Incentive Stock Options under Section 422 of the Code ("Incentive Stock Options") and (ii) Stock Options that do not so qualify ("Non-Statutory Stock Options"). The plan may also provide for certain limited rights that become exercisable only upon a change in control of the Association or the Company ("limited rights"). Unless sooner terminated, the Stock-Based Incentive Plan will remain in effect for a period of ten years from the earlier of adoption by the Board of Directors of the Company or approval by the Company's stockholders. Subject to stockholder approval, the Company anticipates granting Stock Options under the plan at an exercise price equal to at least the fair market value of the underlying Common Stock on the date of grant.

     An individual generally will not recognize taxable income upon the grant of a Non-Statutory Stock Option or Incentive Stock Option or upon the exercise of an Incentive Stock Option, provided the individual does not dispose of the shares received through the exercise of the Incentive Stock Option for at least one year after the date the individual receives the shares in connection with the option exercise and two years after the date of grant of the Stock Option (a "disqualifying disposition"). No compensation deduction will generally be available to the Company as a result of the exercise of Incentive Stock Options unless there has been a disqualifying disposition. In the case of a Non-Statutory Stock Option and in the case of a disqualifying disposition of shares received in connection with the exercise of an Incentive Stock Option, an individual will recognize ordinary income upon exercise of the Stock Option (or upon the disqualifying disposition) in an amount equal to the amount by which the fair market value of the Common Stock exceeds the exercise price of the Stock Option. The amount of any ordinary income recognized by an optionee upon the exercise of a Non-Statutory Stock Option or due to a disqualifying disposition will be a deductible expense to the Company for tax purposes. In the case of limited rights, the holder will recognize any amount paid to him or her upon exercise in the year in which the payment is made and the Company will be entitled to a deduction for federal income tax purposes of the amount paid.

     The Stock-Based Incentive Plan will provide for the granting of Stock Awards and, possibly, related limited rights. Limited rights would be exercisable only in connection with a change in control of the Company or Association. Subject to OTS regulations, upon the exercise of a limited right, the recipient would receive a cash payment equal to the fair market value of Stock Awards in exchange for any rights to such Stock Awards. Grants of Stock Awards may be made in the form of base grants and/or performance grants (the vesting of which would be contingent upon performance goals established by the committee administering the plan). In establishing any performance goals, the committee may utilize the annual financial results of the Company, actual performance of the Company as compared to targeted goals such as the ratio of the Association's net worth to total assets, the Company's return on average assets, or such other performance standards as determined by the committee with the approval of the Board of Directors of the Company.

     When a participant becomes vested with respect to Stock Award, the participant will recognize ordinary income equal to the fair market value of the Common Stock at the time of vesting (unless the participant made an election pursuant to Section 83(b) of the Code). The amount of income recognized by the participant will be a deductible expense for tax purposes for the Company. When restricted Stock Awards become vested and shares of Common Stock are actually distributed to participants, the participants receive amounts equal to any accrued dividends with respect thereto, if not earlier received. Prior to vesting, recipients of Stock Awards may direct the voting of the shares awarded to them. Shares not subject to grants and shares allocated subject to the achievement of performance goals will be voted by the trustee in proportion to the directions provided with respect to shares subject to grants. Vested shares will be distributed to recipients as soon as practicable following the day on which they vest.

     The vesting periods for awards under the Stock-Based Incentive Plan will be determined by the committee administering the Plan. If the Company adopts the Stock-Based Incentive Plan (or any separate plans for employees and directors) within one year after conversion, awards would become vested and exercisable subject to applicable OTS regulations, which such regulations require that any awards begin vesting no earlier than one year from the date of shareholder approval of the plan and, thereafter, vest at a rate of no more than 20% per year and may not be accelerated except in the case of death or disability.
Stock Options could be exercisable for a period of time (likely three months) following the date on which the employee or director ceases to perform services for the Association or the Company, except that in the event of death or disability, options accelerate and become fully vested and could be exercisable for up to one year thereafter or such other period of time as determined by the Company. In the case of death or disability, Stock Options may be exercised for a period of 12 months or such other period of time as determined by the committee. However, any Incentive Stock Options exercised more than three months following the date the employee ceases to perform services as an employee would be treated essentially as a Non-Statutory Stock Option. In the event of retirement, if the optionee continues to perform services as a director or consultant on behalf of the Association, the Company or an affiliate, unvested options and awards would continue to vest in accordance with their original vesting schedule until the optionee ceases to serve as a consultant or director. In the event of death, disability or normal retirement, the Company, if requested by the optionee, or the optionee's beneficiary, could elect, in exchange for vested options, to pay the optionee, or the optionee's beneficiary in the event of death, the amount by which the fair market value of the Common Stock exceeds the exercise price of the options on the date of the employee's termination of employment.

     Subject to any applicable regulatory requirements, the Stock-Based Incentive Plan (or any separate plans for employees and outside directors) may be amended subsequent to the expiration of the one-year period to provide for accelerated vesting of previously granted Stock Options or Stock Awards in the event of a change in control of the Company or the Association. A change in control would generally be considered to occur when a person or group of persons acting in concert acquires beneficial ownership of 20% or more of any class of equity security of the Company or the Association or in the event of a tender or exchange offer, merger or other form of business combination, sale of all or substantially all of the assets of the Company or the Association or contested election of directors which resulted in the replacement of a majority of the Board of Directors by persons not nominated by the directors in office prior to the contested election.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     SECURITY OWNERSHIP OF BENEFICIAL OWNERS. The following table sets forth information as to those persons believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock as of March 31, 1999 or as disclosed in certain reports received to date regarding such ownership filed by such persons with the Company and with the SEC, in accordance with Sections 13(d) and 13(g) of the Exchange Act. Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, that owns more than 5% of the Company's Common Stock as of March 31, 1999.

                                      NAME AND ADDRESS OF
   TITLE OF CLASS                      BENEFICIAL OWNER                       NUMBER OF SHARES     PERCENT OF CLASS
--------------------     -----------------------------------------------      ----------------     ----------------
Common Stock             South Jersey Savings and Loan Association                303,474(1)               8.0%
                         Employee Stock Ownership Plan
                         4651 Route 42
                         Turnersville, New Jersey  08012

Common Stock             The South Jersey Savings Charitable Foundation           280,995(2)               7.4%
                         4651 Route 42
                         Turnersville, New Jersey  08012

(1) Shares of Common Stock were acquired by the ESOP in the Association's conversion. The ESOP Committee administers the ESOP. First Bankers Trust Company, N.A. has been appointed as the corporate trustee for the ESOP ("ESOP Trustee"). The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. As of March 31, 1999, no shares have been allocated to ESOP participants' accounts. Under the ESOP, unallocated shares held in a suspense account will be voted by the ESOP Trustee in a manner calculated to most accurately reflect the instructions received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of ERISA.
(2) The Foundation was established and funded by the Company in connection with the Association's Conversion with an amount of the Company's Common Stock equal to 8.0% of the total amount of Common Stock sold in the Conversion. The Foundation is a Delaware non-stock corporation and is dedicated to the promotion of charitable purposes within the communities in which the Association operates. The Foundation is governed by a board of directors with four members, three of whom are directors or officers of the Company or the Association. Pursuant to the terms of the contribution of Common Stock, as mandated by the OTS, all shares of Common Stock held by the Foundation must be voted in the same ratio as all other shares of the Company's Common Stock on all proposals considered by shareholders of the Company.

     SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth the number of shares of Common Stock beneficially owned by the Company's and Association's officers and directors. The table also sets forth the beneficial ownership of Common Stock as to all directors and officers as a group.

                                                        NUMBER OF      PERCENT OF
TITLE OF CLASS                   NAME                    SHARES          CLASS
--------------      -----------------------------      -----------    ------------
Common Stock        Arthur E. Armitage, Jr.               10,000          0.26%
Common Stock        Robert J. Colacicco                   10,000          0.26
Common Stock        Richard W. Culbertston, Jr.            5,000          0.13
Common Stock        Gregory M. DiPaolo                    20,000          0.52
Common Stock        John V. Field                         20,000          0.52
Common Stock        Richard G. Mohrfeld                    5,000          0.13
Common Stock        Martin Rosner                          1,000          0.03
Common Stock        Ronald L. Woods                       27,400          0.72
Common Stock        Jane E. Brode                         10,000          0.26
Common Stock        Joseph M. Sidebotham                   6,000          0.16
Common Stock        Paul D. Wampler                        2,500          0.07
                                                         -------          ----
Common Stock        All Directors and Executive
                    Officers as a Group (11
                    persons)                             116,900          3.08%
                                                         =======          ====


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     Federal regulations require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the Association's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

     The Association currently makes loans to its executive officers and directors on the same terms and conditions offered to the general public. The Association's policy provides that all loans made by the Association to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features.
As of December 31, 1998, one of the Association's directors, Mr. Mohrfeld, had a residential first mortgage loan with the Association which had an outstanding balance totaling $211,000. Such loan was made by the Association in the ordinary course of business, with no favorable terms and such loan does not involve more than the normal risk of collectibility or present unfavorable features.

     The Company intends that all transactions in the future between the Company and its executive officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, will contain terms no less favorable to the Company than could have been obtained by it in arm's length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the Company not having any interest in the transaction.

OTHER TRANSACTIONS WITH AFFILIATES

     The Company and the Association utilize the services of the law offices of John V. Field, PA, of which Mr. Field, a director of the Company and the Association, is the sole shareholder, for a variety of legal work relating to the ordinary course of the Company's and Association's business. During 1998, the Company and the Bank made payments to Mr. Field's firm for legal services totalling $21,000.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

(A)  THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS REPORT:

     Exhibit
     Number
     ------

     2.1 Amended Plan of Conversion of South Jersey Savings and Loan Association (1)
     3.1 Certificate of Incorporation of South Jersey Financial Corporation, Inc. (1)
     3.2     By-Laws of South Jersey Financial Corporation, Inc. (1)
     4.0     Stock Certificate of South Jersey Financial Corporation, Inc. (1)
     10.1 South Jersey Savings and Loan Association Employee Stock Ownership Plan Trust (1)
     10.2    Draft ESOP Loan Commitment Letter and ESOP Loan Documents (1)
     10.3 Employment Agreement between South Jersey Savings and Loan Association and Robert J. Colacicco
     10.4 Employment Agreement between South Jersey Savings and Loan Association and Gregory M. DiPaolo
     10.5 Employment Agreement between South Jersey Savings and Loan Association and Joseph M. Sidebotham
     10.6 Employment Agreement between South Jersey Savings and Loan Association and Jane E. Brode
     10.7 Employment Agreement between South Jersey Savings and Loan Association and Paul D. Wampler
     10.8 Employment Agreement between South Jersey Financial Corporation, Inc. and Robert J. Colacicco
     10.9 Employment Agreement between South Jersey Financial Corporation, Inc. and Gregory M. DiPaolo
     10.10 Employment Agreement between South Jersey Financial Corporation, Inc. and Joseph M. Sidebotham
     10.11   Form of Change in Control Agreement between South Jersey
             Savings and Loan Association and certain individuals (1)
     10.12 Form of South Jersey Savings and Loan Association Supplemental Executive Retirement Plan (1)
     10.13 Form of South Jersey Savings and Loan Association Employee Severance Compensation Plan (1)
     11.0    Statement re:  Computation of Per Share Earnings (2)
     27.0    Financial Data Schedule
     99.0    Return on Equity and Asset Ratios

     __________________________
     (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-65519.
     (2)  Not applicable as the Company did not have earnings in 1998.


(B)  REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

South Jersey Financial Corporation, Inc.


By:  /s/ Robert J. Colacicco                        Date:  March 30, 1999
     -------------------------------
     Robert J. Colacicco
     President, Chief Executive Officer and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Name                                           Title                                   Date
   ----                                           -----                                   ----
/s/ Robert J. Colacicco                           President, Chief Executive         March 30, 1999
-------------------------------------
Robert J. Colacicco                               Officer and Director
                                                  (principal executive
                                                  officer)

/s/ Gregory M. DiPaolo                            Executive Vice President,          March 30, 1999
-------------------------------------
Gregory M. DiPaolo                                Treasurer, Chief Operating
                                                  Officer and Director (principal
                                                  financial officer)

/s/ Joseph M. Sidebotham                          Corporate Secretary and            March 30, 1999
-------------------------------------
Joseph M. Sidebotham                              Chief Accounting Officer
                                                  (principal accounting officer)

/s/ Richard W. Culbertson, Jr.                    Director and Chairman of           March 30, 1999
-----------------------------------------
Richard W. Culbertson, Jr.                        the Board

/s/ Arthur E. Armitage, Jr.                       Director                           March 30, 1999
-----------------------------------------
Arthur E. Armitage, Jr.

/s/ John V. Field                                 Director                           March 30, 1999
-----------------------------------------
John V. Field

/s/ Richard G. Mohrfeld                           Director                           March 30, 1999
-----------------------------------------
Richard G. Mohrfeld

/s/ Martin Rosner                                 Director                           March 30, 1999
-----------------------------------------
Martin Rosner

/s/ Ronald L. Woods                               Director                           March 30, 1999
-----------------------------------------
Ronald L. Woods