Form 10QSB
period 1999-03-31
SOUTH JERSEY FINANCIAL CORP INC
filed 1999-05-17
CIK 1071346

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-24997

                                          SOUTH JERSEY FINANCIAL CORPORATION, INC.
------------------------------------------------------------------------------------------------------------------------
                              (Exact name of small business issuer as specified in its charter)

Delaware                                                                                                     22-3615289
------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                     (I.R.S. Employer Identification No.)

4651 Route 42, Turnersville, New Jersey                                                                           08012
------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                     (Zip Code)

                                                       (609) 629-6000
------------------------------------------------------------------------------------------------------------------------
                                      (Issuer's telephone number, including area code)

                                                       Not Applicable
------------------------------------------------------------------------------------------------------------------------
                     (Former name, former address and former fiscal year, if changes since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 3,793,430 shares of common stock, par value $0.01 per share, outstanding as of May 10, 1999.

                    SOUTH JERSEY FINANCIAL CORPORATION, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                                              Page
                                                                                              ----
PART I.         FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at
         March 31, 1999 (unaudited) and December 31, 1998.....................................   1

         Consolidated Statements of Income for the Three
         Months Ended March 31, 1999 and 1998 (unaudited).....................................   2

         Consolidated Statements of Changes in Shareholders' Equity
         for the Three Months Ended March 31, 1999............................................   3

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1999 and 1998...........................................   4

         Notes to Consolidated Financial Statements...........................................   6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  14

PART II:        OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................  22
Item 2.  Changes in Securities and Use of Proceeds............................................  22
Item 3.  Defaults Upon Senior Securities......................................................  22
Item 4.  Submission of Matters to a Vote of Security Holders..................................  22
Item 5.  Other Information....................................................................  22
Item 6.  Exhibits and Reports on Form 8-K.....................................................  23

SIGNATURES....................................................................................  24

                         PART I.  FINANCIAL INFORMATION
Item 1.

South Jersey Financial Corporation, Inc. and Subsidiary
Consolidated Statements of Financial Condition

                                                                                           March 31,     December
                                                                                             1999          31,
                                                                                                          1998
                                                                                        ------------- -------------
                                                                                          (Unaudited)
                                                                                               (In thousands)
ASSETS
------
Cash and cash equivalents                                                                   $ 21,901       $ 49,987
Investment securities held to maturity (approximate fair values - 1999, $67,752; 1998,
 $70,711)                                                                                     67,700         69,970
Investment securities available for sale at fair value                                        32,903              -
Mortgage-backed securities held to maturity (approximate fair values - 1999, $66,037;
 1998, $51,872)                                                                               65,371         50,783
Mortgage-backed securities available for sale at fair value                                    3,983              -
Loans receivable, net                                                                        117,692        107,177
Accrued interest receivable                                                                    2,506          2,220
Federal Home Loan Bank stock - at cost                                                         1,397          1,249
Office properties and equipment                                                                3,178          3,164
Real estate owned                                                                                141              -
Deferred income taxes                                                                          1,331            122
Prepaid expenses and other assets                                                                347            965
                                                                                         -------------  -------------
Total Assets                                                                                $318,450       $285,637
                                                                                         =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits                                                                                    $236,369       $236,248
Advances from Federal Home Loan Bank                                                          21,076         20,576
Advances from borrowers for taxes and insurance                                                  906            840
Accounts payable and accrued expenses                                                            687          1,056
Income taxes payable                                                                             448             53
                                                                                          -------------  -------------
Total Liabilities                                                                            259,486        258,773
Shareholders' equity:
Preferred stock - $0.01 per share; 1,000,000 authorized; none issued                               -              -
Common stock - $0.01 per share; 14,000,000 authorized; 3,793,430 issued and
 outstanding in 1999                                                                              38              -
Paid-in-capital in excess of par                                                              36,239              -
Unearned ESOP shares                                                                          (2,984)             -
Retained Earnings - Partially restricted                                                      25,718         26,864
Accumulated other comprehensive loss                                                             (47)             -
                                                                                          -------------  -------------
Total Shareholders' Equity                                                                    58,964         26,864
                                                                                          -------------  -------------
Total Liabilities and Shareholders' Equity                                                  $318,450       $285,637
                                                                                          =============  =============

See accompanying notes to consolidated financial statements.

South Jersey Financial Corporation, Inc. and Subsidiary
Consolidated Statements of Income

                                                        Three Months Ended March 31,
                                                     ----------------------------------
                                                          1999                  1998
                                                     -------------          -----------
                                                                 (Unaudited)
                                                                (In thousands)
INTEREST INCOME
      Interest and fees on loans                       $    2,097               $2,031
      Interest on mortgage-backed securities                1,043                  857
      Interest on investment securities                     1,897                1,635
                                                     -------------          -----------
      Total interest income                                 5,037                4,523

INTEREST EXPENSE
      Interest on deposits                                  2,491                2,376
      Interest on borrowed money                              265                    3
                                                     -------------          -----------
      Total interest expense                                2,756                2,379

NET INTEREST INCOME                                         2,281                2,144

PROVISION FOR LOAN LOSSES                                      75                   75
                                                     -------------          -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         2,206                2,069

OTHER INCOME
      Service charges and other fees                          141                  135
      Gain on the sale of loans                                 2                    -
      Other                                                     -                    3
                                                     -------------          -----------
      Total other income                                      143                  138

OPERATING EXPENSES
      Compensation and employee benefits                      937                  783
      Fixed assets                                            179                  183
      Federal deposit insurance premiums                       35                   34
      Data processing                                          95                   83
      Advertising                                              25                   15
      Other operating                                         198                  176
      Foundation contribution                               2,811                    -
                                                     -------------          -----------
      Total operating expenses                              4,280                1,274
                                                     -------------          -----------

INCOME BEFORE INCOME TAXES                                 (1,931)                 933

INCOME TAX (BENEFIT) EXPENSE                                 (785)                 336
                                                     -------------          -----------

NET (LOSS) INCOME                                         $(1,146)              $  597
                                                     =============          ===========
Per share data:
      Basic net loss per share (1)                         $(0.40)                  Na
      Diluted net loss per share (1)                       $(0.40)                  Na
      Average number of shares outstanding - basic      3,490,061                   Na
      Average number of shares outstanding - diluted    3,490,061                   Na

(1) Basic net income per share and diluted net income per share represent data since becoming a public company on February 12, 1999. Earnings per share for the period ended March 31, 1998 is not applicable since the company was not a public company.

See accompanying notes to consolidated financial statements.

South Jersey Financial Corporation, Inc. And Subsidiary
Consolidated Statements of Changes in Shareholders' Equity

                              Compre-        Common          Paid in        Unearned       Retained       Accum-          Total
                              hensive        Stock at        Capital in     ESOP           Earnings -     ulated          Share-
                              Income         Par             excess of      Shares         Partially      Other           holders'
                                                             Par                           Restricted     Compre-         Equity
                                                                                                          hensive
                                                                                                          Loss
                              ----------     ----------      ---------      ----------     ----------     ----------      ----------
                                                                           (Unaudited)

                                                                          (In thousands)
Balance at January 1, 1999                   $       -       $       -      $       -      $  26,864      $       -       $ 26,864


    Issuance of Common                              38          36,239              -              -              -       $ 36,277
    Stock

    Unearned ESOP                                    -               -         (2,984)             -              -       $ (2,984)
    Shares

    Comprehensive loss:                              -               -              -              -              -

      Net loss                $ (1,146)              -               -              -         (1,146)             -       $ (1,146)
                              ---------
      Unrealized loss on
      available for sale
      securities, net of
      taxes                        (47)              -               -              -              -            (47)      $    (47)
                              ---------
      Sub-total other
      comprehensive loss           (47)              -               -              -              -              -              -
                              ---------
    Total comprehensive
    loss                      $ (1,193)              -               -              -              -              -              -
                              =========      ----------      ----------     ----------     ----------     ----------      ----------
Balance at March 31, 1999                    $      38       $  36,239      $  (2,984)     $  25,718      $     (47)      $ 58,964
                                             ==========      ==========     ==========     ==========     ==========      ==========



See accompanying notes to consolidated financial statements.

South Jersey Financial Corporation, Inc and Subsidiary
Consolidated Statements of Cash Flows

                                                                                     Three Months Ended March 31,
                                                                                      ------------------------------
                                                                                          1999            1998
                                                                                      ------------   ---------------
                                                                                               (Unaudited)
                                                                                             (In thousands)
OPERATING ACTIVITIES
         Net loss                                                                     $    (1,146)   $          597
         Provision for loan losses                                                             75                75
         Provision for depreciation                                                            71                74
         Amortization of premium/discounts on mortgage-backed securities, net                  (6)               (4)
         Amortization of premium/discounts on investments, net                                 57                34
         Amortization of deferred and prepaid loan fees                                       (37)              (33)
         Changes in assets and liabilities which provided (used) cash:
                Real estate acquired through foreclosure                                     (141)              (50)
                Accrued interest receivable                                                  (287)               44
                Prepaid expenses and other assets                                             617               195
                Deferred income taxes                                                      (1,180)                -
                Deferred and prepaid loan fees                                                (41)                3
                Accounts payable and accrued expenses                                        (369)             (381)
                Income taxes payable                                                          396                83
                                                                                      ------------   ---------------
                      Net cash (used in) provided by operating activities                  (1,991)              637

INVESTING ACTIVITIES
         Purchase of:
                Mortgage-backed securities                                                (23,015)           (4,010)
                Investment securities                                                     (43,999)          (14,026)
                Federal Home Loan Bank Stock                                                 (148)              (16)
                Office properties and equipment                                               (84)              (20)
         Proceeds from:
                Sale of loans                                                                   -                90
                Maturing mortgage-backed securities                                         4,472             2,696
                Maturing investment securities                                             13,212            13,500
         Principal collected on long-term loans                                             5,733             5,408
         Long-term loans originated or acquired                                           (16,245)           (6,245)
                                                                                      ------------   ---------------
                      Net cash used in investing activities                               (60,074)           (2,623)

South Jersey Financial Corporation, Inc and Subsidiary
Consolidated Statements of Cash Flows (Continued)

                                                                                      Three Months Ended March 31,
                                                                                      ------------------------------
                                                                                         1999             1998
                                                                                      ------------   ---------------
                                                                                               (Unaudited)
                                                                                             (In thousands)
FINANCING ACTIVITIES:
         Net increase in deposits                                                             121             3,406
         Net increase in FHLB advances                                                        500                 -
         Increase in advances from borrowers for taxes and insurance                           65                69
         Net proceeds from issuance of common stock                                        33,293                 -
                                                                                      ------------   ---------------
                      Net cash provided by financing activities                            33,979             3,475
                                                                                      ------------   ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      $   (28,086)   $        1,489

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                    $    49,987    $       19,200
                                                                                      ============   ===============

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                          $    21,901    $       20,689
                                                                                      ============   ===============



See accompanying notes to consolidated financial statements.

                    SOUTH JERSEY FINANCIAL CORPORATION, INC.
                   Notes to Consolidated Financial Statements

(1)  Organization
     ------------

South Jersey Financial Corporation, Inc. (the" Company") was incorporated under Delaware law in September 1998 for the purpose of serving as the holding company of South Jersey Savings and Loan Association (the "Association") as part of the Association's conversion from the mutual to stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation and the Securities and Exchange Commission (the "SEC"). The Conversion, completed on February 12, 1999 resulted in the Company issuing an aggregate of 3,793,430 shares of its common stock, par value $.01 per share, of which 3,512,435 shares were sold in a subscription offering at a purchase price of $10 per share and 280,995 shares were issued and contributed to South Jersey Savings Charitable Foundation. Prior to the Conversion, the Company had not engaged in any material operations. The financial statements for the periods prior to February 12, 1999 are the statements of the Association.

(2)  Accounting Principles
     ---------------------

The accompanying unaudited consolidated financial statements of South Jersey Financial Corporation, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year.

For further information, refer to the financial statements included in the Company's offering prospectus prepared in connection with the Conversion filed with the SEC.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronoucements

Comprehensive Income - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and displaying comprehensive income and its components.

Segment Reporting - In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has determined that the Company has one reportable segment and the adoption of SFAS No. 131 did not have any impact on the Company's financial statements.


Accounting Principles Issued But Not Yet Adopted - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and will not be applied retroactively to financial statements of prior periods. Management of the Company is in the process of evaluating the impact, if any, this statement will have on the Company's results of operations or financial position when adopted.

(3)  Investment securities held to maturity
     --------------------------------------

Investment securities held to maturity are summarized as follows:

                                                          At March 31, 1999
                                        ---------------------------------------------------
                                          Amortized  Gross        Gross        Approximate
                                          Cost       Unrealized   Unrealized   Fair  Value
                                                     Gains        Losses
                                        ------------ ------------ ------------ ------------
                                                           (In thousands)
U. S. Treasury and government agencies      $29,347         $396         $  2       $29,741
FHLB Notes                                   38,253          129          471       $37,911
Other                                           100            -            -       $   100
                                        ------------ ------------ ------------ ------------
                                            $67,700         $525         $473       $67,752
                                        ============ ============ ============ ============

                                                        At December 31, 1998
                                        ---------------------------------------------------
                                          Amortized  Gross        Gross        Approximate
                                          Cost       Unrealized   Unrealized   Fair Value
                                                     Gains        Losses
                                        ------------ ------------ ------------ ------------
                                                           (In thousands)
U. S. Treasury and government agencies      $33,606         $667         $  -       $34,273
FHLB Notes                                   36,264          224          150       $36,338
Other                                           100            -            -       $   100
                                        ------------ ------------ ------------ ------------
                                            $69,970         $891         $150       $70,711
                                        ============ ============ ============ ============

(4)  Investment securities available for sale
     ----------------------------------------

Investment securities available for sale are summarized as follows:

                             At March 31, 1999
            --------------------------------------------------
              Amortized  Gross        Gross        Approximate
              Cost       Unrealized   Unrealized   Fair Value
                         Gains        Losses
            ------------ ------------ ------------ ------------
                               (In thousands)
FHLB Notes      $ 3,000            -          $50      $ 2,950
Other            30,000            -           47      $29,953
            ------------ ------------ ------------ ------------
                $33,000           $0          $97      $32,903
            ============ ============ ============ ============

At December 31, 1998, the Company had no investment securities available for sale.



(5)  Mortgage-backed securities held to maturity
     -------------------------------------------

Mortgage-backed securities held to maturity are summarized as follows:

                                                  At March 31, 1999
                                 ---------------------------------------------------
                                   Amortized  Gross        Gross        Approximate
                                     Cost     Unrealized   Unrealized   Fair Value
                                              Gains        Losses
                                 ------------ ------------ ------------ ------------
                                                    (In thousands)
GNMA pass-through certificates       $   638       $   50         $  -      $   688
FNMA pass-through certificates        46,818          330          264      $46,884
FHLMC pass-through certificates       17,915          558            8      $18,465
                                 ------------ ------------ ------------ ------------
                                     $65,371       $  938         $272      $66,037
                                 ============ ============ ============ ============

                                                 At December 31, 1998
                                 ---------------------------------------------------
                                   Amortized  Gross        Gross        Approximate
                                   Cost       Unrealized   Unrealized   Fair Value
                                              Gains        Losses
                                 ------------ ------------ ------------ ------------
                                                    (In thousands)
GNMA pass-through certificates       $   686       $   54         $  -      $   740
FNMA pass-through certificates        29,763          475           73      $30,165
FHLMC pass-through certificates       20,334          633            -      $20,967
                                 ------------ ------------ ------------ ------------
                                     $50,783       $1,162         $ 73      $51,872
                                 ============ ============ ============ ============

At March 31, 1999, the balance of mortgage-backed securities pledged for public deposits was $811,289.

(6)  Mortgage-backed securities available for sale
     ---------------------------------------------

Mortgage-backed securities available for sale are summarized as follows:

                                                 At March 31, 1999
                                ----------------------------------------------------
                                  Amortized   Gross        Gross        Approximate
                                  Cost        Unrealized   Unrealized   Fair Value
                                              Gains        Losses
                                 ------------ ------------ ------------ ------------
                                                   (In thousands)
FNMA pass-through certificates       $3,961          $22           $-      $3,983
                                 ============ ============ ============ ============

At December 31, 1998, the Company had no mortgage-backed securities available for sale.

(7)  Loans receivable
     ----------------

Loans receivable at March 31, 1999 and December 31, 1998 consist of the following:

                                                    At March 31, 1999           At December 31, 1998
                                                   -------------------         ----------------------
                                                                  (In thousands)
Residential mortgage loans (primarily single                  $ 98,772                       $ 89,249
 family)
Nonresidential mortgage loans                                    2,125                          2,000
Home equity loans and equity lines of credit                    15,367                         14,403
Education loans                                                  2,096                          2,144
Other consumer loans                                               629                            644
                                                     ------------------             ------------------
                                                               118,989                        108,440
Less:
Allowance for loan losses                                       (1,053)                          (940)
Deferred fees and other credits                                   (244)                          (323)
                                                     ------------------             ------------------
Net loans receivable                                          $117,692                       $107,177
                                                     ==================             ==================

The total amount of loans being serviced for the benefit of others was approximately $0 and $1,540,000 at March 31, 1999 and December 31, 1998, respectively.

An analysis of activity in allowance for loan losses at March 31, 1999 and 1998 is as follows:

                                                     At March 31, 1999            At March 31, 1998
                                                    -------------------          -------------------
                                                                        (In thousands)
Balance, beginning of year                                      $ 940                       $  667
Provision for loan losses                                          75                           75
Charge-offs                                                         -                           (7)
Recoveries                                                         38                            2
                                                    -------------------          -------------------
Balance, end of period                                         $1,053                       $  737
                                                    ===================          ===================

(8)  Accrued interest receivable
     ---------------------------

Accrued interest receivable at March 31, 1999 and December 31, 1998 consists of the following:

                                                        At March 31,               At December 31,
                                                           1999                         1998
                                                    -------------------          -------------------
                                                                      (In thousands)
Investments and interest-bearing deposits                      $  1,427                     $  1,295
Mortgage-backed securities                                          419                          325
Loans receivable                                                    660                          600
                                                    -------------------          -------------------
Total                                                          $  2,506                     $  2,220
                                                    ===================          ===================



(9)  Office properties and equipment
     -------------------------------

Office properties and equipment at March 31, 1999 and December 31, 1998 are summarized by major classifications as follows:

                                                           At March 31,              At December 31,
                                                               1999                       1998
                                                         ---------------           -----------------
                                                                       (In thousands)
Land and buildings                                              $ 3,384                      $ 3,370
Furniture and equipment                                           2,355                        2,305
                                                         ---------------           -----------------
Total                                                             5,739                        5,675
Accumulated depreciation                                         (2,561)                      (2,511)
                                                         ---------------           -----------------
Net                                                             $ 3,178                      $ 3,164
                                                         ===============           =================

(10)    Deposits
        --------

Deposits consist of the following major classifications at March 31, 1999 and December 31, 1998:

                                                         At March 31,      At December 31,
                                                             1999                1998
                                                        ----------------   -----------------
                                                                  (In thousands)
           Passbook and clubs                           $        35,590    $         34,921
           Checking accounts                                     34,619              36,433
           Money market demand                                   43,573              42,672
                                                        ----------------   -----------------
                   Core account total                           113,782             114,026
           Certificates:
                   Less than $100,000                           111,514             111,853
                   $100,000 or more                              11,073              10,369
                                                        ----------------   -----------------
                   Certificate total                            122,587             122,222
                                                        ----------------   -----------------
           Total                                        $       236,369    $        236,248
                                                        ================   =================



(11) Borrowings

At March 31, 1999 and December 31, 1998, the Company had outstanding advances from the Federal Home Loan Bank of $21,076,000 at a weighted average rate of 5.068% and $20,576,000 at a weighted average rate of 5.057%, respectively. The advances are collateralized by Federal Home Loan Bank stock and first mortgage loans and securities.

                                                          At March 31, 1999                  At December 31, 1998
                                                     -------------------------            --------------------------
                                                                             (In thousands)
Federal Home Loan Bank advances maturing in:
                                 1999                $     1,000       4.760%             $     1,000        4.760%
                                 2001                        132       6.615%                     132        6.615%
                                 2002                         44       6.615%                      44        6.615%
                                 2003                      5,000       4.950%                   5,000        4.950%
                                 2005                      2,000       5.080%                   2,000        5.080%
                                 2006                        500       5.530%                       -             -
                                 2008                     12,400       5.098%                  12,400        5.098%
                                                     ------------   ----------            ------------    ----------
Total                                                $    21,076       5.068%             $    20,576        5.057%
                                                     ============   ==========            ============    ==========

(12) Commitments and contingencies
     -----------------------------

Commitments at March 31, 1999 consist of the following:

                                                           At March 31, 1999
                                                          -------------------
                                                             (In thousands)

    Fixed rate mortgages                                  $            2,970
    Whole loan purchases                                              27,841
    Consumer loans                                                       251
    Unused lines of credit                                             1,798
                                                          -------------------
    Total                                                 $           32,860
                                                          ===================


At March 31, 1999, all commitments are expected to be funded within one year.

2.   Management's Discussion and Analysis or Plan of Operation.
     ----------------------------------------------------------

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 1999, and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at March 31, 1999 and December 31, 1998

     Total assets increased by $32.8 million, or 11.5%, to $318.5 million at March 31, 1999 from $285.6 million at December 31, 1998. The increase in assets was funded primarily by the proceeds of the Conversion and resulted in increases in the investment securities portfolio, the mortgage-backed securities portfolio and the loan portfolio.

     Cash and cash equivalents decreased $28.1 million, or 56.2%, to $21.9 million at March 31, 1999 from $50.0 million at December 31, 1998. The decrease in cash and cash equivalent was primarily in federal funds. The investment securities portfolio increased $30.6 million, or 43.8%, to $100.6 million at March 31, 1999 from $70.0 million at December 31, 1998. The mortgage-backed securities portfolio increased $18.6 million, or 36.6%, to $69.4 million at March 31, 1999 from $50.8 million at December 31, 1998.

     The net loan portfolio increased $10.5 million, or 9.8%, to $117.7 million at March 31, 1999 from $107.2 million at December 31, 1998. Total real estate loans increased $9.6 million, or 10.6%, to $100.9 million at March 31, 1999 from $91.2 million at December 31, 1998. This increase was primarily a result of an increase of $9.5 million, or 10.7%, in residential real estate loans to $98.8 million at March 31, 1999 from $89.2 million at December 31, 1998. Nonresidential real estate loans remained constant. Consumer loans increased $900 thousand, or 5.2%, to $18.1 million at March 31, 1999 from $17.2 million at December 31, 1998.

     Total nonaccrual loans decreased to $468 thousand at March 31, 1999 from $523 thousand at December 31, 1998, representing 0.40% and 0.49%, respectively, of net loans at such dates. Nonperforming assets increased to $609 thousand at March 31, 1999 from $590 thousand at December 31, 1998, representing 0.19% and 0.21%, respectively, of total assets at such dates.



     Total deposits increased $121 thousand, or .05%, to $236.4 million at March 31, 1999 from $236.2 million at December 31, 1998. Core accounts decreased $244 thousand, or .21%, to $113.8 million at March 31, 1999 from $114.0 million at December 31, 1998. Certificates increased $365 thousand, or .30%, to $122.6 million at March 31, 1999 from $122.2 million at December 31, 1998.

     Advances from the FHLB increased $500 thousand, or 2.4%, to $21.1 million at March 31, 1999 from $20.6 million at December 31, 1998.

     Shareholders' equity increased $32.1 million, or 119.5%, to $59.0 million at March 31, 1999 from $26.9 million at December 31, 1998. This increase was primarily a result of the stock sold in the Conversion.

Comparison of Operating Results For the Three Months Ended March 31, 1999 and
1998

     General. Core operating earnings (net income excluding the foundation contribution and the related tax effect) was $552 thousand for the quarter ended March 31, 1999 compared to $597 thousand for the quarter ended March 31, 1998, a decrease of $45 thousand, or 7.5%. Including a non-recurring charge resulting from the $2.8 million contribution to establish the South Jersey Savings Charitable Foundation and the related tax benefit of $1.1 million, the Company experienced a net loss of $1.1 million for the quarter ended March 31, 1999 compared to net income of $597 thousand for the quarter ended March 31, 1998.

     Interest Income. Total interest income increased $514 thousand, or 11.4%, to $5.0 million for the quarter ended March 31, 1999 from $4.5 million for the quarter ended March 31, 1998. This was primarily due to an increase in the average balance of earning assets of $57.6 million, or 23.6%, offset by a decrease of 72 basis points in the weighted average yield on interest earning assets to 6.70% for the quarter ended March 31, 1999 from 7.42% for the quarter ended March 31, 1998. Interest income on loans increased $66 thousand, or 3.3%, to $2.1 million for the quarter ended March 31, 1999 from $2.0 million for the quarter ended March 31, 1998. This increase was due to an increase of $10.5 million, or 10.5%, in the average balance of loans partially offset by a decrease of 54 basis points in the weighted average yield to 7.64% for the quarter ended March 31, 1999 from 8.18% for the quarter ended March 31, 1998. Interest income on mortgage-backed securities increased $186 thousand, or 21.8%, to $1.0 million for the quarter ended March 31, 1999 from $856 thousand for the quarter ended March 31, 1998. The increase was the result of an increase of $15.3 million, or 33.7%, in the average balance of mortgage-backed securities offset by a 67 basis point decrease in the weighted average yield to 6.85% for the quarter ended March 31, 1999 from 7.52% for the quarter ended March 31, 1998. Interest income on investment securities and interest bearing deposits increased $262 thousand, or 16.0%, to $1.9 million for the quarter ended March 31, 1999 from $1.6 million for the quarter ended March 31, 1998. This increase was due to an increase of $31.8 million, or 32.1%, in the average balance of investment securities and interest bearing deposits offset by a 79 basis point decrease in the weighted average yield to 5.83% for the quarter ended March 31, 1999 from 6.62% for the quarter ended March 31, 1998.

     Interest Expense. Interest expense increased by $376 thousand, or 15.8%, to $2.8 million for the quarter ended March 31, 1999 from $2.4 million for the quarter ended March 31, 1998. Interest expense on deposits increased by $114 thousand, or 4.8%, to $2.5 million for the quarter ended March 31, 1999 from $2.4 million for the quarter ended March 31, 1998. The increase was the result of an increase of $10.8 million in the average balance of savings deposits. Interest expense on advances increased to $265 thousand for the quarter ended March 31, 1999 from $3 thousand for the quarter ended March 31, 1998. The increase in interest expense on advances was attributed to an increase in the average balance of advances to $21.0 million for the quarter ended March 31, 1999 from $176 thousand for the quarter ended March 31, 1998.

The following table sets forth information for the quarter ended March 31, 1999 and March 31, 1998 regarding the Company's (1) average balance of interest-earning assets and the average yields; (2) average balance of interest-bearing liabilities and average costs; (3) net interest income; (4) interest rate spread; and (5) net yield earned on weighted average interest-earning assets.

                                                              For the Three Months Ended
                                   ---------------------------------------------------------------------------------
                                              March 31, 1999                              March 31, 1998
                                   -------------------------------------       -------------------------------------
                                                                (Dollars in thousands)
                                     Average       Interest        Avg           Average       Interest        Avg
                                     Balance                    Yield/Rate       Balance                    Yield/Rate
                                   -------------   ----------   --------       ------------    ----------   --------
Interest-earning assets:
       Loans                       $    110,068    $   2,097      7.64%        $    99,611     $   2,031      8.18%
       Mortgage-backed securities        60,869        1,043      6.85%             45,531           857      7.52%
       Investment securities             88,652        1,400      6.34%             80,900         1,378      6.81%
       Interest-bearing deposits         42,240          497      4.77%             18,171           257      6.51%
                                   -------------   ----------                  ------------    ----------

Total interest-earning assets           301,829        5,037      6.70%            244,213         4,523      7.42%
       Non-interest-bearing
       assets                             7,867                                      7,375
                                   -------------                               ------------
Total assets                       $    309,696                                $   251,588
                                   =============                               ============
Interest-bearing liabilities:
       Deposits                         235,519        2,491      4.29%            224,760         2,376      4.29%
       Borrowings                        21,043          265      5.11%                176             3      6.62%
                                   -------------   ----------                  ------------    ----------
Total interest-bearing
liabilities                             256,562        2,756      4.36%            224,936         2,379      4.29%
       Non-interest bearing
       liabilities                        1,464                                      1,671
                                   -------------                               ------------
Total liabilities                       258,026                                    226,607

Shareholders' equity                     51,670                                     24,981
                                   -------------                               ------------
Total liabilities and
shareholders' equity               $    309,696                                $   251,588
                                   =============                               ============
Net interest-earning assets        $     45,267                                $    19,277
                                   =============                               ============
Net interest income/interest
rate spread                                        $   2,281      2.34%                        $   2,144      3.13%
                                                   ==========                                  ==========
Net interest margin as a % of
average interest-earning assets                        3.00%                                       3.47%
                                                   ==========                                  ==========



     Provision for Loan Losses. The provision for loan losses was $75 thousand for the quarters ended March 31, 1999 and March 31, 1998. As of March 31, 1999, the allowance for loan losses was $1.1 million or .89% of net loans compared to $900 thousand, or .88% of net loans at March 31, 1998. Management periodically analyzes the sufficiency of its allowance based upon portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

     Noninterest income. Non interest income increased $5 thousand, or 3.3%, to $143 thousand for the quarter ended March 31, 1999 from $138 thousand for the quarter ended March 31, 1998.

     Noninterest Expense. Operating expenses increased $3.0 million to $4.3 million for the quarter ended March 31, 1999 from $1.3 million for the quarter ended March 31, 1998. The substantial increase in operating expenses was primarily a result of a contribution to the South Jersey Savings Charitable Foundation in the amount of $2.8 million. The South Jersey Charitable Foundation is a charitable foundation established by the Company during the Conversion and will be completely dedicated to community activities and the promotion of charitable causes. Compensation and employee benefits increased $154 thousand, or 19.7%, to $937 thousand for the quarter ended March 31, 1999 from $783 thousand for the quarter ended March 31, 1998, primarily due to normal increases in salaries, increases in benefit costs and the establishment of an ESOP. Data processing increased $12 thousand, or 15.1%, to $95 thousand for the quarter ended March 31, 1999 from $83 thousand for the quarter ended March 31,

1998. This increase was due to the introduction of a telephone banking service. Other operating expenses increased $22 thousand, or 12.5%, to $198 thousand for the quarter ended March 31, 1999 from $176 thousand for the quarter ended March 31, 1998. This increase was primarily the result of increased costs associated with being a publicly owned company.

     Income Taxes. Income taxes for the quarter ended March 31, 1999 totalled a benefit of $785 thousand compared to an expense of $336 thousand for the quarter ended March 31, 1998. The difference in taxes was the result of a tax benefit of $1.1 million associated with the $2.8 million contribution to the charitable foundation.

Liquidity and Capital Resources

     The Association's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the FHLB-New York. The Association uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Association has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Association's currently required liquidity ratio is 4.0%. At March 31, 1999, the Association's liquidity ratio was 44.22%.

     At March 31, 1999, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $42.6 million, or 14.1%, of total adjusted assets, which is above the required level of $4.5 million, or 1.5%; core capital of $42.6 million, or 14.1%, of total adjusted assets, which is above the required level of $9.1 million, or 3.0%; and risk-based capital of $43.5 million, or 39.7%, of risk-weighted assets, which is above the required level of $11.0 million, or 8.0%.

     The Association's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At March 31, 1999, cash and cash equivalents totalled $21.9 million, or 6.9% of total assets.

     The Association has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 1999, the Association had $21.1 million in advances outstanding from the FHLB, and at March 31, 1999, had an additional overall borrowing capacity from the FHLB of $95.5 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Association may rely on FHLB borrowing to fund asset growth.

     Outstanding commitments totalled $32.9 million at March 31, 1999. Management of the Association anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1999 totalled $58.7 million. From March 31, 1998 to March 31, 1999, the Association experienced a 64% retention rate on funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Association relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Association will also offer competitive special products to its customers to increase retention. Based upon the Association's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Association.

Year 2000 Compliance

     As the year 2000 approaches, an important business issue has emerged regarding how existing computer application software programs and operating systems can accommodate this date value. Many existing application software products are designed to accommodate only two digits. If not corrected, many computer applications and systems could fail or create erroneous results by or at the Year 2000. While the Association maintains an internal computer system for many operating functions, the substantial majority of the Association's data
processing is out-sourced to a third party vendor.   The Association has formed
a Year 2000 Committee (the "Y2K Committee") and has adopted a Year 2000 Policy. The Y2K Committee has been identifying potential problems associated with the Year 2000 issue and has implemented a plan designated to ensure that all software used in connection with the Association's business will manage and manipulate data involving the transition with data from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Association has prepared a critical issues schedule with a timeline and assigned responsibilities. In addition, the Association recognizes that its ability to be Year 2000 compliant is dependent upon the cooperation of its vendors. The Association is requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned a program of testing for compliance. The Association has received representations from its primary third party data processing vendor that it has resolved any year 2000 problems in its software and is Year 2000 compliant. The Association participated in Year 2000 testing with its primary third party data processing vendor in August 1998. In February 1999, the Association also participated in integration and proxy testing of their primary data processor and the third party data processors for Automated Teller Machine ("ATM") and Electronic Funds Transfer ("EFT") transactions. The Association also completed testing of its check processing systems. The validation processes revealed no material problems with any of these systems. The Association anticipates that all of its vendors also will have resolved any Year 2000 problems in their software or hardware by June 30, 1999. The Association has completed testing of its minor hardware and software systems. The results indicated that most applications were Year 2000 compliant. All Year 2000 issues for the Association, including testing, are expected to be addressed and any problems remedied by June 30, 1999. The Association has also provided brochures to its customers to make them aware of the Year 2000 issue.

     The Association's operations may also be affected by the Year 2000 compliance of its significant suppliers and other vendors, including those vendors that provide non-information and technology systems. The Association has contacted its significant suppliers and other vendors requesting information related to Year 2000 compliance. Based on their responses, the Association anticipates that all of its significant suppliers and other vendors are or will be Year 2000 compliant by June 30, 1999. In the event that any of the Association's significant suppliers or other vendors do not successfully achieve Year 2000 compliance in a timely manner, the Association's business or operations could be adversely affected. The Association is in the process of completing a business resumption contingency plan in the event that there are any system interruptions. The business resumption contingency plan is expected to be completed by June 30, 1999. As part of the contingency plan, the Association intends to implement manual systems or engage alternative suppliers or other vendors if it fails to achieve Year 2000 compliance or its current significant suppliers or vendors fail to meet Year 2000 operating requirements. There can be no assurances, however, that such plan or the performances by any of the Association's suppliers and vendors will be effective to remedy all potential problems.

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

     The Association is currently engaging in an upgrade of its technology
systems in addition to implementing its Year 2000 policy.   The Association has
budgeted approximately $150,000 in connection with the costs associated with achieving Year 2000 compliance and its related technology systems upgrade and, as of March 31, 1999, had expended approximately $55,000. Material costs, if any, that may arise from the failure to achieve Year 2000 compliance by either the Association's third party data processing vendor or its significant suppliers and other vendors is not currently determinable. To the extent that the Association's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the Association's business, financial condition, results of operations, cash flows or business prospects. In the event that the Association's progress towards becoming Year 2000 compliant is deemed inadequate, regulatory action may be undertaken.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

                Neither the Company nor its banking subsidiary, South Jersey Savings and Loan Association, are a party to any material legal proceedings at this time. From time to time, the Company and its banking subsidiary are involved in various claims and legal actions arising in the ordinary course of business.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

                None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

                None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

                None.

Item 5.  Other Information.
         -----------------

                None.

Item 6.  Exhibits and Reports on Form 8-K ((S)249.308 of this Chapter).
         -------------------------------------------------------------

         (a)  Exhibits


              3.1 Certificate of Incorporation of South Jersey Financial Corporation, Inc. (1)
              3.2   By-Laws of South Jersey Financial Corporation, Inc. (1)
              4.0 Stock Certificate of South Jersey Financial Corporation, Inc. (1)
              11.0  Statement re:  Computation of Per Share Earnings
              27.0  Financial Data Schedule

             -----------------------------
         (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-65519.

         (b)     Reports on Form 8-K
                         None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  SOUTH JERSEY FINANCIAL CORPORATION, INC.


Dated:  May 17, 1999              By:  /s/ Robert J. Colacicco
                                       ---------------------------------------
                                       Robert J. Colacicco
                                       President and Chief Executive Officer
                                       (principal executive officer)

Dated:  May 17, 1999              By:  /s/ Gregory M. DiPaolo
                                       ---------------------------------------
                                       Gregory M. DiPaolo
                                       Executive Vice President, Treasurer and
                                       Chief Operating Officer
                                       (principal financial officer)

Dated:  May 17, 1999              By:  /s/ Joseph M. Sidebotham
                                       ---------------------------------------
                                       Joseph M. Sidebotham
                                       Corporate Secretary and Chief
                                       Accounting Officer
                                       (principal accounting officer)