Form 10QSB
period 1999-06-30
SOUTH JERSEY FINANCIAL CORP INC
filed 1999-08-16
CIK 1071346

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1999

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                        Commission File Number 0-24997


                   SOUTH JERSEY FINANCIAL CORPORATION, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


Delaware                                                              22-3615289
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)


4651 Route 42, Turnersville, New Jersey                                    08012
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                (609) 629-6000
--------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)


                                Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]
                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 3,793,430 shares of common stock, par value $0.01 per share, outstanding as of August 10, 1999.

                   SOUTH JERSEY FINANCIAL CORPORATION, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                                            Page
                                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Statements of Financial Condition at
          June 30, 1999 (unaudited) and December 31, 1998.................................... 1

          Consolidated Statements of Income for the Three
          and Six Months Ended June 30, 1999 and 1998 (unaudited)............................ 2

          Consolidated Statements of Changes in Shareholders' Equity
          for the Six Months Ended June 30, 1999............................................. 3

          Consolidated Statements of Cash Flows for the
          Three and Six Months Ended June 30, 1999 and 1998.................................. 4

          Notes to Consolidated Financial Statements......................................... 6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations........................................................................ 14

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings................................................................. 25
Item 2.   Changes in Securities and Use of Proceeds......................................... 25
Item 3.   Defaults Upon Senior Securities................................................... 25
Item 4.   Submission of Matters to a Vote of Security Holders............................... 25
Item 5.   Other Information................................................................. 25
Item 6.   Exhibits and Reports on Form 8-K.................................................. 26

SIGNATURES.................................................................................. 27

                         PART I. FINANCIAL INFORMATION
Item 1.

South Jersey Financial Corporation, Inc. and Subsidiary
Consolidated Statements of Financial Condition

                                                                              June 30,        December 31,
                                                                                1999             1998
                                                                             (Unaudited)
                                                                          ----------------  ---------------
      ASSETS                                                                      (In thousands)
      ------
      Cash and cash equivalents                                              $ 8,806           $ 49,987
      Investment securities held to maturity (approximate fair
         values - 1999, $68,804; 1998, $70,711)                               70,290             69,970
      Investment securities available for sale at fair value                  27,661                  -
      Mortgage-backed securities held to maturity (approximate fair
         values - 1999, $61,235; 1998, $51,872)                               62,099             50,783
      Mortgage-backed securities available for sale at fair value             22,480                  -
      Federal Home Loan Bank stock - at cost                                   2,138              1,249
      Loans receivable (net)                                                 145,652            107,177
      Accrued interest receivable                                              2,703              2,220
      Office properties and equipment                                          3,040              3,164
      Deferred income taxes                                                    1,538                122
      Prepaid expenses and other assets                                          350                965
                                                                           ---------          ---------
      Total Assets                                                         $ 346,757          $ 285,637
                                                                           =========          =========
      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
      Deposits                                                             $ 241,168          $ 236,248
      Advances from Federal Home Loan Bank                                    44,133             20,576
      Advances from borrowers for taxes and insurance                            962                840
      Accounts payable and accrued expenses                                      935              1,056
      Income taxes payable                                                       136                 53
                                                                           ---------          ---------
      Total liabilities                                                      287,334            258,773
      Shareholders' equity:
      Preferred stock - $0.01 per share; 1,000,000 authorized;
        none issued                                                                -                  -
      Common stock - $0.01 per share; 14,000,000 authorized;
        3,793,430 issued and outstanding in 1999.                                 38                  -
      Paid-in-capital in excess of par                                        36,250                  -
      Unearned ESOP shares                                                    (2,934)                 -
      Retained earnings - partially restricted                                26,413             26,864
      Accumulated other comprehensive loss                                      (344)                 -
                                                                           ---------          ---------
      Total shareholders' equity                                              59,423             26,864
                                                                           ---------          ---------
      Total Liabilities and Shareholders' equity                           $ 346,757          $ 285,637
                                                                           =========          =========

      See accompanying notes to consolidated financial statements.

      South Jersey Financial Corporation, Inc. and Subsidiary
      Consolidated Statements of Income

                                                                        Three Months                 Six Months
                                                                       Ended June 30,              Ended June 30,
                                                              --------------------------   --------------------------
                                                                   1999          1998           1999           1998
                                                              ------------   -----------   -----------    -----------
                                                                       (Unaudited)                  (Unaudited)
                                                                       (In thousands)              (In thousands)
INTEREST INCOME
        Interest and fees on loans                           $     2,522    $     2,010   $     4,620          4,041
        Interest on mortgage-backed securities                     1,220            871         2,263          1,728
        Interest on investment securities                          1,679          1,689         3,575          3,324
                                                              ------------   -----------   -----------    -----------
        Total interest income                                      5,421          4,570        10,458          9,093
INTEREST EXPENSE
        Interest on deposits                                       2,465          2,447         4,956          4,823
        Interest on borrowed money                                   323              3           588              6
                                                              ------------   -----------   -----------    -----------
        Total interest expense                                     2,788          2,450         5,544          4,829
                                                              ------------   -----------   -----------    -----------
NET INTEREST INCOME                                                2,633          2,120         4,914          4,264
PROVISION FOR LOAN LOSSES                                             50             75           125            150
                                                              ------------   -----------   -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                2,583          2,045         4,789          4,114
OTHER INCOME
        Service charges and other fees                               141            139           282            274
        Gain on the sale of loans                                   --             --               2           --
        Gain (loss) on the sale of real estate                       (34)          --             (34)          --
        Other                                                          3              2             3              5
                                                              ------------   -----------   -----------    -----------
        Total other income                                           110            141           253            279
OPERATING EXPENSES
        Compensation and employee benefits                           946            790         1,883          1,573
        Fixed assets                                                 172            178           351            361
        Federal deposit insurance premium                             35             35            70             69
        Data processing                                              100             92           195            175
        Advertising                                                   15             20            40             35
        Other operating                                              347            181           559            357
        Foundation contribution                                        0              0         2,811              0
                                                              ------------   -----------   -----------    -----------
        Total operating expenses                                   1,615          1,296         5,909          2,570
                                                              ------------   -----------   -----------    -----------
INCOME BEFORE INCOME TAXES                                         1,078            890          (867)         1,823
INCOME TAX EXPENSE (BENEFIT)                                         383            320          (416)           656
                                                              ------------   -----------   -----------    -----------
NET (LOSS) INCOME                                            $       695    $       570   $      (451)   $     1,167
                                                              ============   ===========   ===========    ===========

Per Share data:
        Basic net income per share (1)                       $      0.20            na    $     (0.20)            na
        Diluted net income per share (1)                     $      0.20            na    $     (0.20)            na
        Average number of shares outstanding - basic (2)       3,495,070            na      3,493,340             na
        Average number of shares outstanding - diluted (2)     3,495,070            na      3,493,340             na

(1) Basic net income per share and diluted net income per share represent data since becoming a public company on February 12, 1999. Earnings per share for the periods ended June 30, 1998 are not applicable since the Company was not a public company.

(2) Only the ESOP shares released in their respective periods were considered outstanding for the purpose of the weighted average shares calculation.

      See accompanying notes to consolidated financial statements.

      South Jersey Financial Corporation, Inc. and Subsidiary
      Consolidated Statements of Changes in Shareholders' Equity

                                                                                                Accum-
                                                                                                ulated
                                                                                   Retained      Other
                                    Compre-  Common     Paid in       Unearned     Earnings-    Compre-      Total
                                    hensive  Stock     Capital in       ESOP       Partially    hensive   Shareholder's
                                    Income   at par    excess of par   Shares      Restricted    Loss        Equity
                                  --------- --------  --------------  --------   ------------- ---------  --------------
                                                                 (Unaudited)
                                                               (In thousands)
      Balance at January 1, 1999            $      -  $            -  $      -   $      26,864 $       -  $       26,864

      Issuance of common stock                    38          36,234                                   -  $       36,272

      Unearned ESOP shares                                              (3,035)                        -  $       (3,035)

      ESOP shares committed
       to be released                              -              16       101               -         -  $          117

      Comprehensive loss:                          -               -                         -            $            -

      Net loss                        ($451)       -               -                      (451)        -  $         (451)
                                ------------
      Unrealized loss on
      available for sale
      securities, net of
      taxes                            (344)                                                        (344) $         (344)
                                ------------

      Sub-total other
      comprehensive loss               (344)
                                ------------

      Total comprehensive
      loss                            ($795)
                                ------------

                                           ---------- --------------  --------   ------------- ---------  --------------
      Balance at June 30, 1999              $     38  $       36,250  $ (2,934)  $      26,413 $    (344) $       59,423
                                           ---------- --------------  --------   ------------- ---------  --------------

     See accompanying notes to consolidated financial statements.

      South Jersey Financial Corporation, Inc. and Subsidiary
      Consolidated Statements of Cash Flows

                                                                                     Six Months Ended June 30,
                                                                               --------------------------------
                                                                                   1999                 1998
                                                                               -----------           ----------
                                                                                            (Unaudited)
                                                                                          (In thousands)

      OPERATING ACTIVITIES
         Net (loss) income                                                         $ (451)             $ 1,167
         Provision for loan losses                                                    125                  150
         Provision for depreciation                                                   141                  148
         Amortization of premium/discount on mortgage-backed securities, net          (17)                  (8)
         Amortization of premium/discount on investments, net                         115                   74
         Amortization of premium/discount on loans, net                               (80)                 (59)
         ESOP expense                                                                 117                    -
         Changes in assets and liabilities which provided (used) cash:
             Real estate acquired through foreclosure                                   -                  (50)
             Accrued interest receivable                                             (483)                (149)
             Prepaid expenses and other assets                                        615                  202
             Deferred income taxes                                                 (1,203)                   -
             Deferred and prepaid loan fees                                          (188)                   5
             Accounts payable and accrued expenses                                   (121)                (233)
             Income taxes payable                                                      83                 (173)
                                                                               -----------           ----------

                        Net cash (used in) provided by operating activities        (1,347)               1,074

      INVESTING ACTIVITIES
         Purchases of:
             Mortgage-backed securities                                           (41,863)              (7,985)
             Investment securities                                                (49,997)             (24,586)
             Federal Home Loan Bank stock                                            (889)                 (17)
             Office properties and equipment                                         (140)                 (96)
         Proceeds from:
             Sale of loans                                                              -                   90
             Maturing mortgage-backed securities                                    7,866                 6,615
             Maturing investment securities                                        21,562                17,500
             Sale of office properties and equipment                                  123                     -
         Principal collected on long-term loans                                    11,629                10,898
         Long-term loans originated or acquired                                   (49,961)              (11,561)
                                                                               -----------           ----------
                          Net cash used in investing activities                  (101,670)               (9,142)

      South Jersey Financial Corporation, Inc. and Subsidiary
      Consolidated Statements of Cash Flows (Continued)

                                                                           Six Months Ended June 30,
                                                                        -------------------------------
                                                                           1999                  1998
                                                                        ----------           ----------
                                                                                   (Unaudited)
                                                                                  (In thousands)

      FINANCING ACTIVITIES
         Net increase in deposits                                           4,920                 6,209
         Net increase in FHLB advances                                     23,557                    -
         Increase in advances from borrowers
              for taxes & insurance                                           122                   105
         Net proceeds from issuance of common stock                        33,237                   -
                                                                        ----------           ----------

                          Net cash provided by financing activities        61,836                 6,314
                                                                        ----------           ----------

      (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  $ (41,181)             $ (1,754)

      CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       $ 49,987              $ 19,200
                                                                        ----------           ----------

      CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 8,806              $ 17,446
                                                                        ==========           ==========

See accompanying notes to consolidated financial statements.

            SOUTH JERSEY FINANCIAL CORPORATION, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(1)  Organization
     ------------

South Jersey Financial Corporation, Inc. (the" Company") was incorporated under Delaware law in September 1998 for the purpose of serving as the holding company of South Jersey Savings and Loan Association (the "Association") as part of the Association's conversion from the mutual to stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), and the Federal Deposit Insurance Corporation. The Conversion, completed on February 12, 1999 resulted in the Company issuing an aggregate of 3,793,430 shares of its common stock, par value $.01 per share, of which 3,512,435 shares were sold in a subscription offering at a purchase price of $10 per share and 280,995 shares were issued and contributed to South Jersey Savings Charitable Foundation. Prior to the Conversion, the Company had not engaged in any material operations. The financial statements for the periods prior to February 12, 1999 are the statements of the Association.

(2)  Accounting Principles
     ---------------------

The accompanying unaudited consolidated financial statements of South Jersey Financial Corporation, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year.

For further information, refer to the financial statements included in the Company's offering prospectus, prepared in connection with the Conversion filed with the SEC.

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

Recent Accounting Pronouncements

Comprehensive Income - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and displaying comprehensive income and its components.

Segment Reporting - In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has determined that the

Company has one reportable segment and the adoption of SFAS No. 131 did not have any impact on the Company's financial statements.

Accounting Principles Issued But Not Yet Adopted - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and will not be applied retroactively to financial statements of prior periods. Management of the Company is in the process of evaluating the impact, if any, this statement will have on the Company's results of operations or financial position when adopted.

      (3)  Investment securities held to maturity
           --------------------------------------

           Investment securities held to maturity are summarized as follows:

                                                                                   At June 30, 1999
                                                       ---------------------------------------------------------------------
                                                                                  Gross             Gross       Approximate
                                                            Amortized        Unrealized        Unrealized              Fair
                                                                 Cost             Gains            Losses             Value
                                                       ---------------  ----------------  ----------------  ----------------
                                                                                  (In thousands)
              U. S. Treasury and government agencies         $ 31,300             $ 177             $ 210          $ 31,267
              FHLB Notes                                       38,890                33             1,486            37,437
              Other                                               100                 -                 -               100
                                                       ---------------  ----------------  ----------------  ----------------
              Total                                          $ 70,290             $ 210           $ 1,696          $ 68,804
                                                       ===============  ================  ================  ================


                                                                                    At December 31, 1998
                                                       ---------------------------------------------------------------------
                                                                                  Gross             Gross       Approximate
                                                            Amortized        Unrealized        Unrealized              Fair
                                                                 Cost             Gains            Losses             Value
                                                       ---------------  ----------------  ----------------  ----------------
                                                                                  (In thousands)
              U. S. Treasury and government agencies         $ 33,606             $ 667               $ -          $ 34,273
              FHLB Notes                                       36,264               224               150            36,338
              Other                                               100                 -                 -               100
                                                       ---------------  ----------------  ----------------  ----------------
              Total                                          $ 69,970             $ 891             $ 150          $ 70,711
                                                       ===============  ================  ================  ================


     (4)   INVESTMENT SECURITIES AVAILABLE FOR SALE
           ----------------------------------------

           Investment securities available for sale are summarized as follows:

                                                                                  At June 30, 1999
                                                       ---------------------------------------------------------------------
                                                                                  Gross             Gross       Approximate
                                                            Amortized        Unrealized        Unrealized              Fair
                                                                 Cost             Gains            Losses             Value
                                                       ---------------  ----------------  ----------------  ----------------
                                                                                  (In thousands)
              FHLB Notes                                        3,000                 -               143             2,857
              Other                                            25,000                 -               196            24,804
                                                       ---------------  ----------------  ----------------  ----------------
              Total                                      $     28,000               $ -          $    339      $     27,661
                                                       ===============  ================  ================  ================



           At December 31, 1998, the Company had no investment securities available for sale.

      (5)  Mortgage-backed securities
           --------------------------

           Mortgage-backed securities are summarized as follows:

                                                                                At June 30, 1999
                                                       ---------------------------------------------------------------------
                                                                                   Gross             Gross       Approximate
                                                              Amortized       Unrealized        Unrealized              Fair
                                                                   Cost            Gains            Losses             Value
                                                        ---------------  ----------------  ----------------  ----------------
                                                                                (In thousands)
           Mortgage-backed Securities
           Held to Maturity
              GNMA pass-through certificates                      $ 568             $ 41               $ -             $ 609
              FNMA pass-through certificates                     45,237              140             1,287            44,090
              FHLMC pass-through certificates                    16,294              315                73            16,536
                                                        ---------------  ----------------  ----------------  ----------------
              Total                                            $ 62,099            $ 496           $ 1,360          $ 61,235
                                                        ===============  ================  ================  ================


           Mortgage-backed Securities
           Available-for-sale
              GNMA pass-through certificates                   $ 14,864              $ 5              $ 47          $ 14,822
              FNMA pass-through certificates                      7,834                -               176             7,658
              FHLMC pass-through certificates                         -                -                 -                 -
                                                        ---------------  ----------------  ----------------  ----------------
              Total                                            $ 22,698              $ 5             $ 223          $ 22,480
                                                        ===============  ================  ================  ================



                                                                              At December 31, 1998
                                                       ---------------------------------------------------------------------
                                                                                   Gross             Gross       Approximate
                                                              Amortized       Unrealized        Unrealized              Fair
           Mortgage-backed Securities                              Cost            Gains            Losses             Value
                                                        ---------------  ----------------  ----------------  ----------------
           Held to Maturity                                                   (In thousands)
              GNMA pass-through certificates                      $ 686             $ 54               $ -             $ 740
              FNMA pass-through certificates                     29,763              475                73            30,165
              FHLMC pass-through certificates                    20,334              633                 -            20,967
                                                        ---------------  ----------------  ----------------  ----------------
              Total                                            $ 50,783          $ 1,162              $ 73          $ 51,872
                                                        ===============  ================  ================  ================



           At December 31, 1998, the Company had no mortgage-backed securities available for sale.

           At June 30, 1999, the amortized costs of mortgage-backed securities pledged for public deposits was $646,000.

           At June 30, 1999, the amortized costs of mortgage-backed securities pledged for FHLB borrowings was $19,639,000.

      (6)  Loans receivable
           ----------------

           Loans receivable at June 30, 1999 and December 31, 1998 consist of the following:

                                                                               At June 30,       At December 31,
                                                                                   1999               1998
                                                                             ----------------  ----------------
                                                                                          (In thousands)
           Residential mortgage loans (primarily single family)                    $ 126,784           $ 89,249
           Nonresidential mortgage loans                                               1,891              2,000
           Home equity loans and equity lines of credit                               15,436             14,403
           Education loans                                                             2,032              2,144
           Other consumer loans                                                          611                644
                                                                             ----------------  ----------------
                                                                                     146,754            108,440
           Less:
           Allowance for loan losses                                                  (1,047)              (940)
           Deferred fees and other credits                                               (55)              (323)
                                                                             ----------------  ----------------
           Net loans receivable                                                    $ 145,652          $ 107,177
                                                                             ================  ================

The total amount of loans being serviced for the benefit of others was approximately $0 and $1,540,000 at June 30, 1999 and December 31, 1998, respectively.


An analysis of activity in allowance for loan losses at June 30, 1999 and 1998 is as follows:

                                                              At June 30, 1999         At June 30, 1998
                                                            ---------------------    --------------------
                                                                            (In thousands)

         Balance, beginning of year                                       $  940                   $667

         Provision for loan losses                                           125                    150

         Charge-offs                                                         (57)                   (14)

         Recoveries                                                           39                      3
                                                            ---------------------    --------------------
         Balance, end of period                                           $1,047                   $806
                                                            =====================    ====================

(7)   Accrued interest receivable
      ---------------------------

Accrued interest receivable at June 30, 1999 and December 31, 1998 consists of the following:

                                                                               At June 30,       At December 31,
                                                                                   1999                1998
                                                                             ----------------  -----------------
                                                                                        (In thousands)
         Investments and interest-bearing deposits                              $ 1,433             $ 1,295
         Mortgage-backed securities                                                 506                 325
         Loans receivable                                                           764                 600
                                                                             ----------         -----------
         Total                                                                  $ 2,703             $ 2,220
                                                                             ==========         ===========

(8)   Office properties and equipment
      -------------------------------

      Office properties and equipment at June 30, 1999 and December 31, 1998 are summarized by major classifications as follows:
                                                                               At June 30,      At December 31,
                                                                                  1999              1998
                                                                             ----------------  -----------------
                                                                                         (In thousands)
         Land and buildings                                                     $ 3,260             $ 3,370
         Furniture and equipment                                                  2,370               2,305
                                                                              ----------          -----------
         Total                                                                    5,630               5,675
         Accumulated depreciation                                                (2,590)             (2,511)
                                                                              ----------          -----------
         Net                                                                    $ 3,040             $ 3,164
                                                                              ==========         ===========

(9)     Deposits
        --------

         Deposits consist of the following major classifications at June 30, 1999 and December 31, 1998:

                                                                               At June 30,      At December 31,
                                                                                   1999               19980
                                                                                ----------        -------------
                                                                                         (In thousands)
                      Passbooks & clubs                                          $ 36,633           $ 34,921
                      Checking accounts                                            35,596             36,433
                      Money market demand                                          45,739             42,672
                                                                                ----------        -------------
                               Core account total                                 117,968            114,026
                      Certificates:
                                  Less than $100,000                              112,808            111,853
                                  $100,000 or more                                 10,392             10,369
                                                                                ----------        -------------
                               Certificate total                                  123,200            122,222
                                                                                ----------        -------------
                      Total                                                     $ 241,168          $ 236,248
                                                                                ==========        =============



(10)  Borrowings
      ----------

   At June 30, 1999 and December 31, 1998, the Company had outstanding advances from the Federal Home Loan Bank of $44,133,000 at a weighted average rate of 5.254% and $20,576,000 at a weighted average rate of 5.057%, respectively. The advances are collateralized by Federal Home Loan Bank stock and first mortgage loans and securities.


                                                     At June 30, 1999                     At December 31, 1998
                                              ---------------------------               -------------------------
                                                                            (In thousands)

Federal Home Loan Bank advances
maturing in:
                                     1999        $16,557          5.331%                  $ 1,000         4.760%

                                     2001            132          6.615%                      132         6.615%

                                     2002             44          6.615%                       44         6.615%

                                     2003          5,000          4.950%                    5,000         4.950%

                                     2005          2,000          5.080%                    2,000         5.080%

                                     2006            500          5.530%                        -             -

                                     2008         12,400          5.098%                   12,400         5.098%

                                     2009          7,500          5.543%                        -             -
                                              ---------------------------               --------------------------
Total                                            $44,133          5.254%                  $20,576         5.057%
                                              ===========================               ==========================

(11)         Commitments and contingencies
             -----------------------------

Commitments at June 30, 1999 consist of the following:

                                                                                           At June 30, 1999
                                                                                          ------------------
                                                                                           (In thousands)

             Fixed rate mortgages                                                                   $ 3,396

             Consumer loans                                                                             209

             Unused lines of credit                                                                   1,822

                                                                                          ------------------
             Total                                                                                  $ 5,427
                                                                                          ==================

At June 30, 1999, all commitments are expected to be funded within one year.

2.   Management's Discussion and Analysis of Financial Condition and Results of
     --------------------------------------------------------------------------
                                  Operations.
                                  ----------
The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended June 30, 1999, and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Management Strategy

The Association operates as a family and consumer-oriented community savings and loan association, offering traditional savings deposit and loan products to its local community. In recent years, the Association's strategy has been to maintain profitability while managing its equity position and limiting its credit and interest rate risk exposure. To accomplish these objectives, the Association has sought to:

    o Control credit risk by emphasizing the origination of single-family, owner-occupied residential mortgage loans and consumer loans, consisting primarily of home equity loans and lines of credit and education loans

    o Offer superior service and competitive rates to increase its core deposit base

    o Invest funds in excess of loan demand in mortgage-backed and investment securities

    o   Control operating expenses

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

Comparison of Financial Condition at June 30, 1999 and December 31, 1998

     Total assets increased by $61.1 million, or 21.4%, to $346.8 million at June 30, 1999 from $285.6 million at December 31, 1998. The increase in assets was funded primarily by the proceeds of the Conversion and proceeds from FHLB advances and was reflected in increases in the investment securities portfolio, the mortgage-backed securities portfolio and the loan portfolio.

     Cash and cash equivalents decreased $41.2 million, or 82.4%, to $8.8 million at June 30, 1999 from $50.0 million at December 31, 1998. The investment securities portfolio increased $28.0 million, or 40.0%, to $98.0 million at June 30, 1999 from $70.0 million at December 31, 1998. The mortgage-backed securities portfolio increased $33.8 million, or 66.5%, to $84.6 million at June 30, 1999 from $50.8 million at December 31, 1998.

     The net loan portfolio increased $38.5 million, or 35.9%, to $145.7 million at June 30, 1999 from $107.2 million at December 31, 1998. This was primarily due to loan purchases from other financial institutions of $30.3 million and increased loan originations.

     Total nonaccrual loans decreased to $228 thousand at June 30, 1999 from $523 thousand at December 31, 1998, representing 0.16% and 0.49%, respectively, of net loans at such dates. Nonperforming assets decreased to $228 thousand at June 30, 1999 from $590 thousand at December 31, 1998, representing 0.07% and 0.21%, respectively, of total assets at such dates.

     Total deposits increased $4.9 million, or 2.1%, to $241.2 million at June 30, 1999 from $236.2 million at December 31, 1998. Core accounts increased $3.9 million, or 3.5%, to $118.0 million at June 30, 1999 from $114.0 million at December 31, 1998. Certificates increased $1.0 million, or 0.8%, to $123.2 million at June 30, 1998 from $122.2 million at December 31, 1998.

     Advances from the FHLB increased $23.6 million, or 114.5%, to $44.1 million at June 30, 1999 from $20.6 million at December 31, 1998.

     Shareholders' equity increased $32.6 million, or 121.2%, to $59.4 million at June 30, 1999 from $26.9 million at December 31, 1998. This increase was primarily a result of the stock sold in the Conversion.

Comparison of Operating Results For the Three Months Ended June 30, 1999 and
1998

     General. Net income was $695 thousand, or $.20 basic and diluted earnings per share, for the quarter ended June 30, 1999 compared to $570 thousand for the same period last year, representing an increase of $125 thousand, or 21.8%.

     Interest Income. Total interest income increased by $851 thousand, or 18.6%, to $5.4 million for the quarter ended June 30, 1999 from $4.6 million for the quarter ended June 30, 1998. This was primarily due to an increase of $69.2 million, or 27.9%, in the average balance of interest-earning assets offset by a decrease of 53 basis points in the weighted average yield on interest earning assets to 6.83% for the quarter ended June 30, 1999 from 7.36% for the quarter ended June 30, 1998. Interest income on loans increased $512 thousand, or 25.5%, to $2.5 million for the quarter ended June 30, 1999 from $2.0 million for the quarter ending June 30, 1998. This increase was due to an increase of $34.8 million, or 34.7%, in the average balance of loans partially offset by a decrease of 54 basis points in the weighted average yield to 7.48% for the quarter ended June 30, 1999 from 8.02% for the quarter ended June 30, 1998. Interest income on mortgage-backed securities increased $349 thousand, or 40.0%, to $1.2 million for the quarter ended June 30, 1999 from $871 thousand for the quarter ended June 30, 1998. The increase was the result of an increase of $24.5 million, or 52.1%, in the average balance of mortgage-backed securities offset by a 59 basis point decrease in the weighted average yield to 6.82% for the quarter ended June 30, 1999 from 7.41% for the quarter ended June 30, 1998. Interest income on investment securities and interest bearing deposits remained relatively stable.

     Interest Expense. Interest expense increased by $338 thousand, or 13.8%, to $2.8 million for the quarter ended June 30, 1999 from $2.5 million for the quarter ended June 30, 1998. Interest expense on deposits increased by $18 thousand, or 0.8%, to $2.5 million for the quarter ended June 30, 1999 from $2.4 million for the quarter ended June 30, 1998. The increase was the result of an increase of $12.4 million in the average balance of savings deposits, offset by a decrease of 20 basis points in the weighted average rate paid on such accounts to 4.11% for the quarter ended June 30, 1999 from 4.31% for the quarter ended June 30, 1998. Interest expense on advances increased to $323 thousand for the quarter ended June 30, 1999 from $3 thousand for the quarter ended June 30, 1998. The increase in interest expense on advances was attributed to an increase in the average balance of advances to $25.4 million for the quarter ended June 30, 1999 from $176 thousand for the quarter ended June 30, 1998.

The following table sets forth information for the quarter ended June 30, 1999 and June 30, 1998 regarding the Company's (1) average balance of interest-earning assets and the average yields; (2) average balance of interest-bearing liabilities and average costs; (3) net interest income; (4) interest rate spread; and (5) net yield earned on weighted average interest-earning assets.

                                                                      For the Three Months Ended
                                        -----------------------------------------------------------------------------------

                                                    June 30,  1999                                        June 30, 1998
                                        ---------------------------                                   ---------------------
                                                                       (Dollars in thousands)

                                          Average         Interest         Avg          Average         Interest      Avg
                                          Balance                         Yield/        Balance                      Yield/
                                                                           Rate                                       Rate
                                        ----------      -----------    --------------  ---------      -----------   -------
Interest-earning assets:
        Loans                             $135,030          $2,522             7.48%    $100,266          $2,010       8.02%

        Mortgage-backed securities          71,551           1,220             6.82%      47,051             871       7.41%

        Investment securities              100,113           1,549             6.19%      85,670           1,489       7.06%

        Interest-earning deposits           10,918             130             4.77%      15,384             200       5.21%
                                        ----------      ----------                 -------------      ----------

Total interest-earning assets              317,612           5,421             6.83%     248,371           4,570       7.36%

        Non-interest-bearing assets          6,961                                         7,035
                                        ----------                                 -------------

Total assets                              $324,573                                      $255,406
                                        ==========                                 =============

Interest-bearing liabilities:

        Deposits                           240,318           2,465             4.11%     227,918           2,447       4.31%

        Borrowings                          25,375             323             5.10%         176               3       6.62%
                                        ----------      ----------                 -------------      ----------

Total interest-bearing liabilities         265,693           2,788             4.21%     228,094           2,450       4.31%

        Non-interest-bearing liabilities       774                                         1,736
                                        ----------                                 -------------

Total liabilities                          266,467                                       229,830

Shareholders' equity                        58,106                                        25,576
                                        ----------                                 -------------

Total liabilities and
shareholders' equity                      $324,573                                      $255,406
                                        ==========                                 =============

Net interest-earning assets               $ 51,919                                      $ 20,277
                                        ==========                                 =============

Net interest income/interest rate
spread                                                      $2,633             2.62%                      $2,120       3.05%
                                                        ==========                                    ==========


Net interest margin as a % of
average interest-earning assets                               3.32%                                         3.41%
                                                        ==========                                    ==========

  Provision for Loan Losses. The provision for loan losses decreased $25 thousand to $50 thousand for the quarter ended June 30, 1999 from $75 thousand for the quarter ended June 30, 1998. As of June 30, 1999, the allowance for loan losses was $1.0 million, or 0.70%, of net loans compared to $806 thousand, or .81%, of net loans, at June 30, 1998. Management periodically analyzes the sufficiency of its allowance based upon portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

     Noninterest income. Non interest income decreased $31 thousand to $110 thousand for the quarter ended June 30, 1999 from $141 thousand for the quarter ended June 30, 1998. The decrease was primarily attributable a $34 thousand loss on the sale of real estate held for expansion for the quarter ended June 30, 1999.

     Noninterest Expense. Operating expenses increased $319 thousand to $1.6 million for the quarter ended June 30, 1999 from $1.3 million for the quarter ended June 30, 1998. Compensation and employee benefits increased $156 thousand, or 19.7%, to $946 thousand for the quarter ended June 30, 1999 from $790 thousand for the quarter ended June 30, 1998, primarily due to the establishment of an ESOP, normal increases in salaries, and increases in benefit costs. Other operating expenses increased $166 thousand, to $347 thousand for the quarter ended June 30, 1999 from $181 thousand for the quarter ended June 30, 1998.
This increase was primarily the result of increased professional costs associated with being a publicly owned company and costs of a proxy fight.

     Income Taxes. Income taxes expense totaled $383 thousand for the quarter ended June 30, 1999 compared to $320 thousand for the quarter ended June 30, 1998 resulting in effective tax rates of 35.5% and 36.0% for the three month periods ended June 30, 1999 and June 30, 1998, respectively.


Comparison of Operating Results For the Six Months Ended June 30, 1999 and 1998

     General. For the six months ended June 30, 1999, the Company had core operating earnings (net income excluding the foundation contribution and the related tax effect) of $1,247,000 compared to $1,167,000 for the six months ended June 30, 1998, representing an increase of $80,000 or 6.8%. Including a non-recurring charge resulting from the $2,811,000 contribution to establish the South Jersey Savings Charitable Foundation and the related tax benefit of $1,113,000, the Company experienced a net loss of $451,000, or $(.20) basic and diluted earnings per share for the six months ended June 30, 1999.

     Interest Income. Total interest income increased by $1.4 million, or 15.0%, to $10.5 million for the six months ended June 30, 1999 from $9.1 million for the six months ended June 30, 1998. This increase was primarily due to an increase of $63.5 million, or 25.8%, in the average balance of interest-earning assets, offset by a decrease of 63 basis points in the weighted average yield on interest earning assets to 6.75% for the six months ended June 30, 1999 from 7.38%for the six months ended June 30, 1998. Interest income on loans increased $579 thousand, or 14.3%, to $4.6 million for the six months ended June 30, 1999 from $4.0 million for the six months ending June 30, 1998. This increase was due to an increase of $22.7 million, or 22.7%, in the average balance of loans partially offset by a decrease of 56 basis points in the weighted average yield to 7.54% for the six months ended June 30, 1999 from 8.10% for the six months ended June 30, 1998. Interest income on mortgage-backed securities increased $535 thousand, or 31.0%, to $2.3 million for the six months ended June 30, 1999 from $1.7 million for the six months ended June 30, 1998. The increase was the result of an increase of $19.9 million, or 43.1%, in the average balance of mortgage-backed securities offset by a 64 basis point decrease in the weighted average yield to 6.83% for the six months ended June 30, 1999 from 7.47% for the six months ended June 30, 1998. Interest income on investment securities and interest bearing deposits increased $251 thousand, or 7.6%, to $3.6 million for the six months ended June 30, 1999 from $3.3 million for the six months ended June 30, 1998. The increase was the result of an increase of $20.8 million, or 20.8%, in the average balance of investment securities and interest-bearing deposits offset by a 72 basis point decrease in the weighted average yield to 5.93% for the six months ended June 30, 1999 from 6.65% for the six months ended June 30, 1998.

     Interest Expense. Interest expense increased by $715 thousand, or 14.8%, to $5.5 million for the six months ended June 30, 1999 from $4.8 million for the six months ended June 30, 1998. Interest expense on deposits increased by $133 thousand, or 2.8%, to $5.0 million for the six months ended June 30, 1999 from $4.8 million for the six months ended June 30, 1998. The increase was the result of an increase of $11.6 million in the average balance of savings deposits, offset by a decrease of 10 basis points in the weighted average rate paid on such accounts to 4.20% for the six months ended June 30, 1999 from 4.30% for the six months ended June 30, 1998. Interest expense on advances increased to $588 thousand for the six months ended June 30, 1999 from $6 thousand for the six months ended June 30, 1998. The increase in interest expense on advances was attributed to an increase in the average balance of advances to $23.2 million for the six months ended June 30, 1999 from $176 thousand for the six months ended June 30, 1998.

The following table sets forth information for the six months ended June 30, 1999 and June 30, 1998 regarding the Company's (1) average balance of interest-earning assets and the average yields; (2) average balance of interest-bearing liabilities and average costs; (3) net interest income; (4) interest rate spread; and (5) net yield earned on weighted average interest-earning assets.

                                                                       For the Six Months Ended
                                        -----------------------------------------------------------------------------------

                                                    June 30,  1999                                June 30, 1998
                                        --------------------------------------------    -----------------------------------
                                                                       (Dollars in thousands)

                                          Average         Interest         Avg          Average         Interest      Avg
                                          Balance                         Yield/        Balance                      Yield/
                                                                           Rate                                       Rate
                                        ----------      ------------    -------------   --------      ---------------------
Interest-earning assets:
        Loans                             $122,618         $ 4,620             7.54%    $ 99,939          $4,041       8.10%

        Mortgage-backed securities          66,239           2,263             6.83%      46,291           1,728       7.47%

        Investment securities               94,415           2,948             6.26%      83,285           2,867       6.88%

        Interest-earning deposits           26,492             627             4.77%      16,777             457       5.50%
                                        ----------      ----------                 -------------      ----------

Total interest-earning assets              309,764          10,458             6.75%     246,292           9,093       7.38%

        Non-interest-bearing assets          7,412                                         7,205
                                        ----------                                 -------------

Total assets                              $317,176                                      $253,497
                                        ==========                                 =============

Interest-bearing liabilities:

        Deposits                           237,932           4,956             4.20%     226,339           4,823       4.30%

        Borrowings                          23,221             588             5.11%         176               6       6.62%
                                        ----------      ----------                 -------------      ----------

Total interest-bearing liabilities         261,153           5,544             4.28%     226,515           4,829       4.30%

        Non-interest-bearing liabilities     1,117                                         1,704
                                        ----------                                 -------------

Total liabilities                          262,270                                       228,219

Shareholders' equity                        54,906                                        25,278
                                        ----------                                 -------------

Total liabilities and
shareholders' equity                      $317,176                                      $253,497
                                        ==========                                 =============

Net interest-earning assets               $ 48,611                                      $ 19,777
                                        ==========                                 =============

Net interest income/interest rate
spread                                                     $ 4,914             2.47%                      $4,264       3.08%
                                                        ==========                                    ==========

Net interest margin as a % of
average interest-earning assets                               3.17%                                         3.46%
                                                        ==========                                    ==========

  Provision for Loan Losses. The provision for loan losses decreased $25 thousand to $125 thousand for the six months ended June 30, 1999 from $150 thousand for the six months ended June 30, 1998.

     Noninterest income. Non interest income decreased $26 thousand to $253 thousand for the six months ended June 30, 1999 from $279 thousand for the six months ended June 30, 1998. The decrease was primarily attributable to a $34 thousand loss on the sale of real estate held for expansion for the six months ended June 30, 1999.

     Noninterest Expense. Operating expenses increased $3.3 million to $5.9 million for the six months ended June 30, 1999 from $2.6 million for the six months ended June 30, 1998. The substantial increase in operating expenses was primarily a result of a contribution to the South Jersey Charitable Foundation in the amount of $2.8 million. The South Jersey Charitable Foundation is a charitable foundation established by the Company during the Conversion and will be completely dedicated to community activities and the promotion of charitable causes. Compensation and employee benefits increased $310 thousand, or 19.7%, to $1.9 million for the six months ended June 30, 1999 from $1.6 million for the six months ended June 30, 1998, primarily due to the establishment of an ESOP, normal increases in salaries, and increases in benefit costs. Other operating expenses increased $202 thousand, or 56.6%, to $559 thousand for the six months ended June 30, 1999 from $357 thousand for the six months ended June 30, 1998. This increase was primarily the result of increased professional costs associated with being a publicly owned company and costs of a proxy fight.

     Income Taxes. Income taxes for the six months ended June 30, 1999 totaled a benefit of $416 thousand compared to an expense of $656 thousand for the six months ended June 30, 1998. The difference in taxes was the result of a tax benefit of $1.1 million associated with the $2.8 million contribution to the South Jersey Savings Charitable Foundation.

Liquidity and Capital Resources

     The Association's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the FHLB-New York. The Association uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Association has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Association's currently required liquidity ratio is 4.0%. The average liquidity ratio for the quarter ended June 30, 1999 was 38.20%.

     At June 30, 1999, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $43.2 million, or 13.1%, of total adjusted assets, which is above the required level of $5.0 million, or 1.5%; core capital of $43.2 million, or 13.1%, of total adjusted assets, which is above the required level of $13.2 million, or 4.0%; and risk-based capital of $44.2 million, or 40.4%, of risk-weighted assets, which is above the required level of $8.0 million, or 8.0%.

     The Association's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At June 30, 1999, cash and cash equivalents totaled $8.8 million, or 2.5% of total assets.

     The Association has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 1999, the Association had $44.1 million in advances outstanding from the FHLB, and had an overall borrowing capacity of up to 30% of assets from the FHLB. Depending on market conditions, the pricing of deposit products and FHLB advances, the Association may rely on FHLB borrowing to fund asset growth. The Association may also use repurchase agreements collateralized by securities.

     Outstanding commitments totalled $5.4 million at June 30, 1999. Management of the Association anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1999 totaled $57.3 million. From June 30, 1998 to June 30, 1999, the Association experienced a 63% retention rate on funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Association relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Association will also offer competitive special products to its customers to increase retention. Based upon the Association's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Association.

Year 2000 Compliance

     As the year 2000 approaches, an important business issue has emerged regarding how existing computer application software programs and operating systems can accommodate this date value. Many existing application software products are designed to accommodate only two digits. If not corrected, many computer applications and systems could fail or create erroneous results by or at the Year 2000. While the Association maintains an internal computer system for many operating functions, the substantial majority of the Association's data
processing is out-sourced to a third party vendor.   The Association has formed
a Year 2000 Committee (the "Y2K Committee") and has adopted a Year 2000 Policy. The Y2K Committee has been identifying potential problems associated with the Year 2000 issue and has implemented a plan designated to ensure that all software used in connection with the Association's business will manage and manipulate data involving the transition with data from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Association has prepared a critical issues schedule with a timeline and assigned responsibilities. In addition, the Association recognizes that its ability to be Year 2000 compliant is dependent upon the cooperation of its vendors. The Association is requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned a program of testing for compliance. The Association has received representations from its primary third party data processing vendor that it has resolved any Year 2000 problems in its software and is Year 2000 compliant. In 1999, the Association completed a Year 2000 testing of all systems provided by its primary third party data processing vendor. The validation process revealed no material problems. All other vendors who provide software to the Association have indicated that they have resolved any Year 2000 problems. Management believes all Year 2000 issues for the Association have been addressed, remedied, and tested.

     The Association's operations may also be affected by the Year 2000 compliance of its significant suppliers and other vendors, including those vendors that provide non-information and technology systems. The Association has contacted its significant suppliers and other vendors requesting information related to Year 2000 compliance. Based on their responses, the Association anticipates that all of its significant suppliers and other vendors are Year 2000 compliant. In the event that any of the Association's significant suppliers or other vendors do not successfully achieve Year 2000 compliance in a timely manner, the Association's business or operations could be adversely affected. The Association has completed a business resumption contingency plan in the event of unanticipated Year 2000 system interruptions. As part of the contingency plan, the Association intends to implement manual systems or engage alternative suppliers or other vendors if it fails to achieve Year 2000 compliance or its current significant suppliers or vendors fail to meet Year 2000 operating requirements. There can be no assurances, however, that such plan or the performances by any of the Association's suppliers and vendors will be effective to remedy all potential problems.

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

     The Association is currently engaging in an upgrade of its technology
systems in addition to implementing its Year 2000 policy.   The Association has
budgeted approximately $150,000 in connection with the costs associated with achieving Year 2000 compliance and its related technology systems upgrade and,
as of June 30, 1999, had expended approximately $62,000.   Material costs, if
any, that may arise from unanticipated system interruptions by either the Association's third party data processing vendor or its significant suppliers and other vendors is not currently determinable. To the extent that the Association's or other vendors' systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the Association's business, financial condition, results of operations, cash flows or business prospects. In the event that the Association's progress towards becoming Year 2000 compliant is deemed inadequate, regulatory action may be undertaken.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         Neither the Company nor its banking subsidiary, South Jersey Savings and Loan Association, is a party to any material legal proceedings at this time. From time to time, the Company and its banking subsidiary are involved in various claims and legal actions arising in the ordinary course of business.

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

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         -----------------

         A letter agreement with the Committee to Preserve Shareholder Value is enclosed as an Exhibit.

Item 6.  Exhibits and Reports on Form 8-K ((S)249.308 of this Chapter).
         -------------------------------------------------------------

         (a)  Exhibits


              3.1 Certificate of Incorporation of South Jersey Financial Corporation, Inc. (1)
              3.2  By-Laws of South Jersey Financial Corporation, Inc. (1)
              4.0  Stock Certificate of South Jersey Financial Corporation, Inc.
                   (1)
             11.0  Statement re:  Computation of Per Share Earnings
             27.0  Financial Data Schedule
             99.0  Letter Agreement with Committee to Preserve Shareholder Value

             _____________________________
         (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-65519.

         (b)  Reports on Form 8-K
                    None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         SOUTH JERSEY FINANCIAL CORPORATION, INC.


Dated:  August 13, 1999              By:  /s/ Robert J. Colacicco
                                          -------------------------------
                                     Robert J. Colacicco
                                     President and Chief Executive Officer
                                     (principal executive officer)


Dated:  August 13, 1999              By:  /s/ Gregory M. DiPaolo
                                          -------------------------------
                                     Gregory M. DiPaolo
                                     Executive Vice President, Treasurer and
                                     Chief Operating Officer
                                     (principal financial officer)


Dated:  August 13, 1999              By:  /s/ Joseph M. Sidebotham
                                          -------------------------------
                                     Joseph M. Sidebotham
                                     Corporate Secretary and Chief
                                     Accounting Officer
                                     (principal accounting officer)