Form 10QSB
period 1999-09-30
SOUTH JERSEY FINANCIAL CORP INC
filed 1999-11-12
CIK 1071346

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-24997

                   SOUTH JERSEY FINANCIAL CORPORATION, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

Delaware                                                             22-3615289
--------------------------------------------------------------------------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                           Identification No.)

4651 Route 42, Turnersville, New Jersey                                   08012
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                (856) 629-6000
--------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 3,603,759 shares of common stock, par value $0.01 per share, outstanding as of November 10, 1999.

                    SOUTH JERSEY FINANCIAL CORPORATION, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                                                                              Page
                                                                                                                              ----
PART I.         FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition at
          September 30, 1999 (unaudited) and December 31, 1998.................................................................  1

          Consolidated Statements of Income for the Three
          and Nine Months Ended September 30, 1999 and 1998 (unaudited)........................................................  2

          Consolidated Statements of Changes in Shareholders' Equity
          for the Nine Months Ended September 30, 1999.........................................................................  3

          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1999 and 1998.............................................................................  4

          Notes to Consolidated Financial Statements...........................................................................  6


Item 2.   Management's Discussion and Analysis or Plan of Operation............................................................ 13

PART II.        OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................................................... 23
Item 2.   Changes in Securities and Use of Proceeds............................................................................ 23
Item 3.   Defaults Upon Senior Securities...................................................................................... 23
Item 4.   Submission of Matters to a Vote of Security Holders.................................................................. 23
Item 5.   Other Information.................................................................................................... 24
Item 6.   Exhibits and Reports on Form 8-K..................................................................................... 24

SIGNATURES..................................................................................................................... 25

                         PART I.  FINANCIAL INFORMATION
Item 1.

South Jersey Financial Corporation, Inc. and Subsidiary
Consolidated Statements of Financial Condition

                                                                               September 30, 1999    December 31, 1998
                                                                              --------------------  ------------------
                                                                                    (Unaudited)
                                                                                             (In thousands)
ASSETS
Cash and cash equivalents                                                                 $  5,840            $ 49,987
Investment securities held to maturity (approximate fair values - 1999,
 $66,297; 1998, $70,711)                                                                    68,235              69,970


Investment securities available for sale at fair value                                      23,956                   -
Mortgage-backed securities held to maturity (approximate fair values - 1999,
 $58,296; 1998, $51,872)                                                                    59,427              50,783
Mortgage-backed securities available for sale at fair value                                 24,164                   -
Federal Home Loan Bank stock - at cost                                                       2,138               1,249
Loans receivable, net                                                                      147,343             107,177
Accrued interest receivable                                                                  2,764               2,220
Office properties and equipment                                                              3,080               3,164
Real estate owned                                                                              127                   -
Deferred income taxes                                                                        1,633                 122
Prepaid expenses and other assets                                                              364                 965
                                                                                    --------------   -----------------
Total Assets                                                                              $339,071            $285,637
                                                                                    ==============   =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                  $241,144            $236,248
Advances from Federal Home Loan Bank                                                        38,368              20,576
Advances from borrowers for taxes and insurance                                                951                 840
Accounts payable and accrued expenses                                                        1,209               1,056
Income taxes payable                                                                           206                  53
                                                                                    --------------   -----------------
Total liabilities                                                                          281,878             258,773
Shareholders' equity:
Preferred stock - $0.01 per share; 1,000,000 authorized; none issued                             -                   -
Common stock - $0.01 per share; 14,000,000 authorized; 3,793,430 issued                         38                   -
Paid-in-capital in excess of par                                                            36,273                   -
Unearned ESOP shares (288,300 shares)                                                       (2,883)                  -
Treasury Stock (189,671 shares)                                                             (2,831)                  -
Retained Earnings - Partially restricted                                                    27,093              26,864
Accumulated other comprehensive loss                                                          (497)                  -
                                                                                    --------------   -----------------
Total shareholders' equity                                                                  57,193              26,864
                                                                                    --------------   -----------------
Total Liabilities and Shareholders' Equity                                                $339,071            $285,637
                                                                                    ==============   =================

See accompanying notes to consolidated financial statements.

South Jersey Financial Corporation, Inc. and Subsidiary
Consolidated Statements of Income

                                                     Three Months Ended September 30,    Nine Months Ended September 30,
                                                    ----------------------------------  ----------------------------------
                                                          1999               1998              1999              1998
                                                    ------------------  --------------- -------------------  -------------
                                                                  (Unaudited)                        (Unaudited)

                                                                    (In thousands, except per share data)
INTEREST INCOME
      Interest and fees on loans                    $           2,693   $        2,007  $            7,313   $      6,048
      Interest on mortgage-backed securities                    1,452              879               3,715          2,607
      Interest on investment securities                         1,595            1,707               5,170          5,031
                                                    ------------------  --------------- -------------------  -------------
      Total interest income                                     5,740            4,593              16,198         13,686
INTEREST EXPENSE
      Interest on deposits                                      2,496            2,516               7,452          7,339
      Interest on borrowed money                                  527                3               1,115              9
                                                    ------------------  --------------- -------------------  -------------
      Total interest expense                                    3,023            2,519               8,567          7,348
                                                    ------------------  --------------- -------------------  -------------
NET INTEREST INCOME                                             2,717            2,074               7,631          6,338
PROVISION FOR LOSSES                                               25               75                 150            225
                                                    ------------------  --------------- -------------------  -------------
NET INTEREST INCOME AFTER PROVISION LOSSES                      2,692            1,999               7,481          6,113
OTHER INCOME
      Service charges and other fees                              142              143                 422            417
      Gain (loss) on sale of loans and real estate                  1                3                (29)              3
      Net loss on sale of available for sale                     (29)                -                (29)              -
      securities
      Other                                                         1                -                   4              5
                                                    ------------------  --------------- -------------------  -------------
      Total other income                                          115              146                 368            425
OPERATING EXPENSES
      Compensation and employee benefits                          963              797               2,846          2,371
      Fixed assets                                                183              189                 534            550
      Federal deposit insurance premiums                           34               34                 104            103
      Data processing                                             100               94                 295            269
      Advertising                                                  17               13                  57             48
      Other operating                                             423              189                 982            545
      Foundation contribution                                       -                -               2,811              -
                                                    ------------------  --------------- -------------------  -------------
      Total operating expenses                                  1,720            1,316               7,629          3,886
                                                    ------------------  --------------- -------------------  -------------
INCOME BEFORE INCOME TAXES                                      1,087              829                 220          2,652
INCOME TAX (BENEFIT) EXPENSE                                      407              298                 (9)            954
                                                    ------------------  --------------- -------------------  -------------
NET INCOME                                          $             680   $          531  $              229   $      1,698
                                                    ==================  =============== ===================  =============
Per share data:
      Basic and diluted net income per share (1)    $            0.20               Na  $             0.00             Na
      Avg number of shares-basic and diluted (2)            3,423,846               Na           3,465,702             Na

(1) Basic and diluted net income per share represent data since becoming a public company on February 12, 1999. Earnings per share for the three and nine months ended September 30, 1998 is not applicable since the company was not a public company.

(2) Only the ESOP shares released in their respective periods were considered outstanding for the purpose of the weighted average shares calculation.

See accompanying notes to consolidated financial statements.

South Jersey Financial Corporation, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity

                         Compre-     Common      Treasury    Paid in     Unearned     Retained     Accum-      Total
                         hensive     Stock       Stock       Capital     ESOP         Earnings -   ulated      Share-
                         Income      at Par                  in excess   Shares       Partially    Other       holders'
                                                             of Par                   Restricted   Compre-     Equity
                                                                                                   hensive
                                                                                                   Loss
                         --------    --------    ----------  ----------  ----------   ----------   ---------   ----------
                                                                   (Unaudited)
                                                                  (In thousands)
Balance at January 1,                $      -    $        -  $        -  $        -   $   26,864   $       -   $   26,864
1999

Issuance of Common Stock                   38             -      36,234           -            -           -   $   36,272

Unearned ESOP Shares                        -             -           -     (3,035)            -           -   $  (3,035)

ESOP shares committed                       -             -          39         152            -           -   $      191
to be released

Treasury stock, at cost                     -       (2,831)           -           -            -           -   $  (2,831)

      Comprehensive loss:

        Net income       $    229           -             -           -           -          229           -   $      229
                         --------
        Unrealized loss
        on available
        for sale            (497)           -             -           -           -            -       (497)   $    (497)
        securities, net
        of taxes
                         --------
        Sub-total other
        comprehensive       (497)           -             -           -           -            -           -            -
        loss
                         --------
      Total
      comprehensive loss $  (268)           -             -           -           -            -           -            -
                         --------    --------    ----------  ----------  ----------   ----------   ---------   ----------
Balance at September 30,             $     38    $  (2,831)  $   36,273  $  (2,883)   $   27,093   $   (497)   $   57,193
1999
                                     ========    ==========  ==========  ==========   ==========   =========   ==========

See accompanying notes to consolidated financial statements.

South Jersey Financial Corporation, Inc and Subsidiary
Consolidated Statements of Cash Flows

                                                                                           Nine Months Ended September 30,
                                                                                  ------------------------------------------------
                                                                                        1999                            1998
                                                                                  ----------------                ----------------
                                                                                                      (Unaudited)
                                                                                                     (In thousands)
OPERATING ACTIVITIES
   Net income                                                                     $            229                $          1,698
   Provision for losses                                                                        150                             225
   Provision for depreciation                                                                  204                             221
   Amortization of premium/discounts on mortgage-backed securities, net                        (32)                            (11)
   Amortization of premium/discounts on investments, net                                       170                             122
   Amortization of premium/discounts on loans, net                                             (48)                            (65)
   ESOP expense                                                                                191                               -
   Gain on sale of mortgage-backed securities                                                   (9)                              -
   Loss on sale of investments                                                                  38                               -
   Changes in assets and liabilities which provided (used) cash:
          Real estate acquired through foreclosure                                            (127)                              -
          Accrued interest receivable                                                         (544)                           (182)
          Prepaid expenses and other assets                                                    601                             (29)
          Deferred income taxes                                                             (1,206)                            (54)
          Deferred and prepaid loan fees                                                      (247)                            (15)
          Accounts payable and accrued expenses                                                153                             (62)
          Income taxes payable                                                                 153                             (71)
                                                                                  ----------------                ----------------
                 Net cash (used in) provided by operating activities                          (324)                          1,777


INVESTING ACTIVITIES
   Purchase of:
          Mortgage-backed securities                                                       (45,837)                        (12,964)
          Investment securites                                                             (49,997)                        (32,631)
          Federal Home Loan Bank Stock                                                        (889)                            (16)
          Office properties and equipment                                                     (243)                           (109)

South Jersey Financial Corporation, Inc and Subsidiary
Consolidated Statements of Cash Flows (Continued)

                                                                                Nine Months Ended September 30,
                                                                              ------------------------------------
                                                                                    1999                1998
                                                                              ----------------    ----------------
                                                                                           (Unaudited)

                                                                                         (In thousands)
INVESTING ACTIVITIES (Continued)

        Proceeds from:

               Sale of loans                                                                 -                  90

               Maturing mortgage-backed securities                                      10,665              10,254

               Sale of mortgage-backed securities                                        2,009                   -

               Maturing investment securities                                           23,562              32,520

               Sale of investments                                                       3,600                   -

               Sale of office properties and equipment                                     123                   -

        Principal collected on long-term loans                                          18,849              16,213

        Long-term loans originated or acquired                                         (58,870)            (17,488)
                                                                              ----------------    ----------------

                     Net cash used in investing activities                             (97,028)             (4,131)


FINANCING ACTIVITIES:

        Net increase in deposits                                                         4,896               9,881

        Net increase in FHLB advances                                                   17,792                   -

        Increase in advances from borrowers for taxes and insurance                        111                 112

        Purchase of treasury stock                                                      (2,831)                  -

        Net proceeds from issuance of common stock                                      33,237                   -
                                                                              ----------------    ----------------

                     Net cash provided by financing activities                          53,205               9,993
                                                                              ----------------    ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              $        (44,147)   $          7,639

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                            $         49,987    $         19,200
                                                                              ----------------    ----------------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                  $          5,840    $         26,839
                                                                              ================    ================


See accompanying notes to consolidated financial statements.

                    SOUTH JERSEY FINANCIAL CORPORATION, INC.
                   Notes to Consolidated Financial Statements

(1)  Organization
     ------------

South Jersey Financial Corporation, Inc. (the "Company") was incorporated under Delaware law in September 1998 for the purpose of serving as the holding company of South Jersey Savings and Loan Association (the "Association") as part of the Association's conversion from the mutual to stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation and the Securities and Exchange Commission (the "SEC"). The Conversion, completed on February 12, 1999, resulted in the Company issuing an aggregate of 3,793,430 shares of its common stock, par value $.01 per share, of which 3,512,435 shares were sold in a subscription offering at a purchase price of $10 per share and 280,995 shares were issued and contributed to South Jersey Savings Charitable Foundation. Prior to the Conversion, the Company had not engaged in any material operations. The financial statements for the periods prior to February 12, 1999 are the statements of the Association.

(2)  Accounting Principles
     ---------------------

The accompanying unaudited consolidated financial statements of South Jersey Financial Corporation, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year.

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

Recent Accounting Pronouncements

Comprehensive Income - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and displaying comprehensive income and its components. The adoption of the statement did not have a material effect on the Company's Financial Position or Results of Operation.

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


Accounting Principles Issued But Not Yet Adopted - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 as amended by SFAS No. 137, and will not be applied retroactively to financial statements of prior periods. Management of the Company is in the process of evaluating the impact, if any, this statement will have on the Company's results of operations or financial position when adopted.

(3)    Investment securities
       ---------------------

Investment securities are summarized as follows:

                                                             At September 30, 1999
                                             ---------------------------------------------------
                                               Amortized     Gross        Gross      Approximate
                                                 Cost      Unrealized   Unrealized   Fair Value
                                                             Gains        Losses
                                             -----------  -----------  -----------  ------------
                                                                (In thousands)
Investment Securities
Held to Maturity
     U. S. Treasury and government agencies      $30,259         $113       $  241       $30,131
     FHLB Notes                                   37,876            9        1,819       $36,066
     Other                                           100            -            -       $   100
                                             -----------  -----------  -----------  ------------
          Total                                  $68,235         $122       $2,060       $66,297
                                             ===========  ===========  ===========  ============


Investment securities
Available-for-sale
     FHLB Notes                                  $ 3,000         $  -       $  180       $ 2,820
     Other                                        21,362            -          226       $21,136
                                             -----------  -----------  -----------  ------------
          Total                                  $24,362         $  0       $  406       $23,956
                                             ===========  ===========  ===========  ============

                                                          At December 31, 1998
                                          --------------------------------------------------
                                            Amortized     Gross        Gross     Approximate
                                              Cost      Unrealized   Unrealized  Fair Value
                                                          Gains        Losses
                                          -----------  -----------  -----------  -----------
                                                             (In thousands)
Investment securities
Held to Maturity
     US Treasury and government agencies      $33,606         $667         $  -      $34,273
     FHLB Notes                                36,264          224          150      $36,338
     Other                                        100            -            -      $   100
                                          -----------  -----------  -----------  -----------
          Total                               $69,970         $891         $150      $70,711
                                          ===========  ===========  ===========  ===========

At December 31, 1998, the Company had no investment securities available for sale.

(4)    Mortgage-backed securities
       --------------------------

Mortgage-backed securities are summarized as follows:

                                                          At September 30, 1999
                                           -------------------------------------------------
                                            Amortized     Gross        Gross     Approximate
                                              Cost      Unrealized   Unrealized  Fair Value
                                                          Gains        Losses
                                           ----------- ------------ ------------ -----------
                                                            (In thousands)
Mortgage backed securities
Held to Maturity
     GNMA pass-through certificates            $   489       $   32       $    -     $   521
     FNMA pass-through certificates             43,813          102        1,424     $42,491
     FHLMC pass-through certificates            15,125          253           94     $15,284
                                           ----------- ------------ ------------ -----------
          Total                                $59,427       $  387       $1,518     $58,296
                                           =========== ============ ============ ===========


Mortgage backed Securities
Available-for-sale
     GNMA pass-through certificates            $14,809       $    -       $  137     $14,672
     FNMA pass-through certificates              7,783            -          247     $ 7,536
     FHLMC pass-through certificates             1,968            -           12     $ 1,956
                                           ----------- ------------ ------------ -----------
          Total                                $24,560       $    0       $  396     $24,164
                                           =========== ============ ============ ===========
                                                          At December 31, 1998
                                           -------------------------------------------------
                                            Amortized     Gross        Gross     Approximate
                                              Cost      Unrealized   Unrealized  Fair Value
                                                          Gains        Losses
                                           ----------- ------------ ------------ -----------
                                                            (In thousands)
Mortgage backed Securities
Held to Maturity
     GNMA pass-through certificates            $   686       $   54       $    -     $   740
     FNMA pass-through certificates             29,763          475           73     $30,165
     FHLMC pass-through certificates            20,334          633            -     $20,967
                                           ----------- ------------ ------------ -----------
          Total                                $50,783       $1,162       $   73     $51,872
                                           =========== ============ ============ ===========


At December 31, 1998, the Company had no mortgage-backed securities available for sale.

At September 30, 1999, the amortized cost of mortgage-backed securities pledged for public deposits was $597,000.

At September 30, 1999, the amortized cost of mortgage-backed securities pledged for FHLB borrowings was $26,845,000.

(5)    Loans receivable
       ----------------

Loans receivable at September 30, 1999 and December 31, 1998 consist of the following:

                                                    At September 30, 1999  At December 31, 1998
                                                    ---------------------- --------------------
                                                                  (In thousands)
Residential mortgage loans (primarily single
 family)                                                          $127,585             $ 89,249
Nonresidential mortgage loans                                        1,921                2,000
Home equity loans and equity lines of credit                        16,285               14,403
Education loans                                                      2,043                2,144
Other consumer loans                                                   580                  644
                                                    ---------------------- --------------------
                                                                   148,414              108,440
Less:
Allowance for losses                                                (1,043)                (940)
Net deferred fees and other credits                                    (28)                (323)
                                                    ---------------------- --------------------
Net loans receivable                                              $147,343             $107,177
                                                    ====================== ====================

The total amount of loans being serviced for the benefit of others was approximately $0 and $1,540,000 at September 30, 1999 and December 31, 1998, respectively.

An analysis of activity in allowance for losses at September 30, 1999 and 1998 is as follows:

                        At September 30, 1999  At September 30, 1998
                        ---------------------  ---------------------
                                       (In thousands)
Balance, beginning of
 year                                  $  940                 $  667
Provision for losses                      150                    225
Charge-offs                               (85)                   (33)
Recoveries                                 38                      3
                        ---------------------  ---------------------
Balance, end of period                 $1,043                 $  862
                        =====================  =====================

(6)  Accrued interest receivable
     ---------------------------

Accrued interest receivable at September 30, 1999 and December 31, 1998 consists of the following:

                                       At September 30, 1999  At December 31, 1998
                                       ---------------------  --------------------
                                                      (In thousands)

Investments and interest-bearing
 deposits                                           $  1,473              $  1,295
Mortgage-backed securities                               499                   325
Loans receivable                                         792                   600
                                       ---------------------  --------------------
Total                                               $  2,764              $  2,220
                                       =====================  ====================



(7)  Office properties and equipment
     -------------------------------

Office properties and equipment at September 30, 1999 and December 31, 1998 are summarized by major classifications as follows:


                            At September 30, 1999   At December 31, 1998
                          -----------------------   --------------------
                                           (In thousands)

Land and buildings                        $ 3,322                $ 3,370
Furniture and equipment                     2,414                  2,305
                          -----------------------   --------------------
Total                                       5,736                  5,675
Accumulated depreciation                   (2,656)                (2,511)
                          -----------------------   --------------------
Net                                       $ 3,080                $ 3,164
                          =======================   ====================

(8)    Deposits
       --------

Deposits consist of the following major classifications at September 30, 1999 and December 31, 1998:

                              At September 30, 1999           At December 31, 1998
                              ---------------------         ----------------------
                                                (In thousands)
Passbook and clubs                         $ 35,943                       $ 34,921
Checking accounts                            36,232                         36,433
Money market demand                          46,011                         42,672
                              ---------------------         ----------------------
      Core account total                    118,186                        114,026

Certificates:
      Less than $100,000                    112,021                        111,853
      $100,000 or more                       10,937                         10,369
                              ---------------------         ----------------------
      Certificate total                     122,958                        122,222
                              ---------------------         ----------------------
Total                                      $241,144                       $236,248
                              =====================         ======================

(9)    Borrowings
       ----------

The Company had outstanding advances from the Federal Home Loan Bank as follows:

                                                            At September 30, 1999                     At December 31, 1998
                                                          -------------------------           ---------------------------------
                                                                                  (In thousands)
Federal Home Loan Bank advances maturing in:

                                1999                               $10,792    5.292%                        $ 1,000      4.760%
                                2001                                   132    6.615%                            132      6.615%
                                2002                                    44    6.615%                             44      6.615%
                                2003                                 5,000    4.950%                          5,000      4.950%
                                2005                                 2,000    5.080%                          2,000      5.080%
                                2006                                   500    5.530%                              -          -
                                2008            (1)                 12,400    5.098%    (1)                  12,400      5.098%
                                2009            (2)(3)               7,500    5.543%                              -          -
                                                          -------------------------           --------------------------------
Total                                                              $38,368    5.232%                        $20,576      5.057%
                                                          =========================           ================================

(1) $10,000,000 is callable in 2003.
(2) $5,000,000 is callable in 2001.
(3) $2,500,000 is callable in 2002.

The advances were collateralized by Federal Home Loan Bank stock and first mortgage loans and securities.

(10) Commitments and contingencies
     -----------------------------

Commitments at September 30, 1999 consist of the following:

                             At September 30, 1999
                                 (In thousands)
                           -----------------------
    Fixed rate mortgages                    $  606
    Consumer loans                             222
    Unused lines of credit                   1,970
                           -----------------------
    Total                                   $2,798
                           =======================

At September 30, 1999, all commitments are expected to be funded within one year.

2.   Management's Discussion and Analysis or Plan of Operation.
     ----------------------------------------------------------

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended September 30, 1999, and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

The Company does not transact any material business other than through its wholly owned subsidiary, the Association. The Association's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Association's provision for losses, security sales activities, service charges and other fee income, and noninterest expense. The Association's noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, federal deposit insurance premiums, data processing, advertising and business promotion and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

Management Strategy

The Association operates as a consumer-oriented savings and loan association, offering traditional savings deposit and loan products to its local community. In recent years, the Association's strategy has been to maintain profitability while managing its equity position and limiting its credit and interest rate risk exposure. To accomplish these objectives, the Association has sought to:

     . Control credit risk by emphasizing the origination of single-family, owner-occupied residential mortgage loans and consumer loans, consisting primarily of home equity loans and lines of credit and education loans

     . Offer superior service and competitive rates to increase its core deposit base

     . Invest funds in excess of loan demand in mortgage-backed and investment securities

     .    Control operating expenses and increase noninterest income

In recent years, most locally headquartered competitors in the Association's primary market area have been acquired by larger, regional financial institutions, resulting in a reduced presence of local, community-based institutions. The Association believes that this reduction of community-based institutions has created opportunities for the Association, as one of the few remaining locally headquartered financial institutions in its primary market area, to achieve controlled asset growth and moderate geographic expansion. To take advantage of this perceived opportunity, the Association intends to expand the products and services it offers, in order to improve its market share in its primary market area. The Association may also seek to expand its lending activities into areas outside of its primary market area.

Comparison of Financial Condition at September 30, 1999 and December 31, 1998

     Total assets increased by $53.4 million, or 18.7%, to $339.1 million at September 30, 1999 from $285.6 million at December 31, 1998. The increase in assets was due to an increase in the investment securities portfolio, the mortgage-backed securities portfolio and the loan portfolio which was funded primarily by the net proceeds of the Conversion and increases in advances.

     Cash and cash equivalents decreased $44.1 million, or 88.3%, to $5.8 million at September 30, 1999 from $50.0 million at December 31, 1998. The investment securities portfolio increased $22.2 million, or 31.8%, to $92.2 million at September 30, 1999 from $70.0 million at December 31, 1998. The mortgage-backed securities portfolio increased $32.8 million, or 64.6%, to $83.6 million at September 30, 1999 from $50.8 million at December 31, 1998. The net loan portfolio increased $40.2 million, or 37.5%, to $147.3 million at September 30, 1999 from $107.2 million at December 31, 1998. This was primarily due to loan purchases from other financial institutions of $30.3 million and loan originations of $21.5 million. The decrease in cash and cash equivalents and the increase in the securities and loan portfolios was a result of a shift from shorter term assets to longer term assets and the deployment of net conversion proceeds.

     Total nonaccrual loans decreased to $172 thousand at September 30, 1999 from $523 thousand at December 31, 1998, representing 0.12% and 0.49%, respectively, of net loans at such dates. Nonperforming assets decreased to $299 thousand at September 30, 1999 from $590 thousand at December 31, 1998, representing 0.09% and 0.21%, respectively, of total assets at such dates.

     Total deposits increased $4.9 million, or 2.1%, to $241.1 million at September 30, 1999 from $236.2 million at December 31, 1998. Core accounts increased $4.2 million, or 3.6%, to $118.2 million at September 30, 1999 from $114.0 million at December 31, 1998. Certificates increased $736 thousand, or
 .60%, to $123.0 million at September 30, 1999 from $122.2 million at December 31, 1998.

     Advances from the FHLB increased $17.8 million, or 86.5%, to $38.4 million at September 30, 1999 from $20.6 million at December 31, 1998. A feature of the Company's business plan is to leverage the balance sheet through the utilization of advances to fund asset growth. This is a continuation of a leveraging strategy initiated in the fourth quarter of 1998.

     Shareholders' equity increased $30.3 million, or 112.9%, to $57.2 million at September 30, 1999 from $26.9 million at December 31, 1998. This increase was primarily a result of the stock sold in the Conversion, partially offset by a stock repurchase of $2.8 million.

Comparison of Operating Results For the Three Months Ended September 30, 1999 and 1998

     General. Net income was $680 thousand for the quarter ended September 30, 1999 compared to $531 thousand for the quarter ended September 30, 1998, an increase of $149 thousand, or 28.1%. This increase is primarily due to an increase in net interest income offset by an increase in operating expenses.

     Interest Income. Total interest income increased $1.1 million, or 25.0%, to $5.7 million for the quarter ended September 30, 1999 from $4.6 million for the quarter ended September 30, 1998. This was primarily due to an increase in the average balance of earning assets of $79.1 million, or 31.2%, offset by a decrease of 36 basis points in the weighted average yield on interest earning assets to 6.89% for the quarter ended September 30, 1999 from 7.25% for the quarter ended September 30, 1998. Interest income on loans increased $686 thousand, or 34.2%, to $2.7 million for the quarter ended September 30, 1999 from $2.0 million for the quarter ended September 30, 1998. This increase was due to an increase of $45.6 million, or 45.3%, in the average balance of loans partially offset by a decrease of 63 basis points in the weighted average yield to 7.36% for the quarter ended September 30, 1999 from 7.99% for the quarter ended September 30, 1998. Interest income on mortgage-backed securities increased $573 thousand, or 65.2%, to $1.5 million for the quarter ended September 30, 1999 from $879 thousand for the quarter ended September 30, 1998. The increase was the result of an increase of $35.7 million, or 73.6%, in the average balance of mortgage-backed securities offset by a 35 basis point decrease in the weighted average yield to 6.90% for the quarter ended September 30, 1999 from 7.25% for the quarter ended September 30, 1998. The increase in the average balance of earning assets in the mortgage-backed securities and the loan portfolios was a result of the deployment of the net proceeds of the conversion, and the continuation of a leveraging strategy of using advances to fund asset growth. Interest income on investment securities and interest bearing deposits decreased $112 thousand, or 6.6%, to $1.6 million for the quarter ended September 30, 1999 from $1.7 million for the quarter ended September 30, 1998. This decrease was due to a decrease of $2.1 million, or 2.1%, in the average balance of investment securities and interest bearing deposits and by a 32 basis point decrease in the weighted average yield to 6.21% for the quarter ended September 30, 1999 from 6.53% for the quarter ended September 30, 1998.

     Interest Expense. Interest expense increased by $504 thousand, or 20.0%, to $3.0 million for the quarter ended September 30, 1999 from $2.5 million for the quarter ended September 30, 1998. Interest expense on advances increased to $527 thousand for the quarter ended September 30, 1999 from $3 thousand for the quarter ended September 30, 1998. The increase in interest expense on advances was attributed to an increase in the average balance of advances to $39.8 million for the quarter ended September 30, 1999 from $176 thousand for the quarter ended September 30, 1998. A feature of the Company's business plan is to leverage the balance sheet through the utilization of advances to fund asset growth. This is a continuation of a leveraging strategy initiated in the fourth quarter of 1998. Interest expense on deposits remained relatively stable at $2.5 million.

The following table sets forth information for the quarter ended September 30, 1999 and September 30, 1998 regarding the Company's (1) average balance of interest-earning assets and the average yields; (2) average balance of interest-bearing liabilities and average costs; (3) net interest income; (4) interest rate spread; and (5) net yield earned on weighted average interest-earning assets.

                                                                          For the Three Months Ended
                                               ------------------------------------------------------------------------------------
                                                        September 30, 1999                          September 30, 1998
                                               -----------------------------------------   ----------------------------------------
                                                                            (Dollars in thousands)
                                               ------------    ---------- --------------   ------------    ----------  ------------
                                                  Average       Interest       Avg            Average       Interest       Avg
                                                  Balance                   Yield/Rate        Balance                   Yield/Rate
                                               ------------    ---------- --------------   ------------    ----------  ------------
Interest-earning assets:

      Loans                                    $    146,164    $    2,693      7.36%       $    100,573    $    2,007      7.99%

      Mortgage-backed securities                     84,164         1,452      6.90%             48,477           879      7.25%

      Investment securities                          97,430         1,532      6.27%             85,629         1,484      6.92%

      Interest-bearing deposits                       4,897            63      5.11%             18,846           223      4.76%
                                               ------------    ----------                  ------------    ----------
Total interest-earning assets                       332,655         5,740      6.89%            253,525         4,593      7.25%

      Non-interest-bearing assets                     6,964                                       7,234
                                               ------------                                ------------
Total assets                                   $    339,619                                $    260,759
                                               ============                                ============
Interest-bearing liabilities:

      Deposits                                      241,602         2,496      4.10%            232,208         2,516      4.35%

      Borrowings                                     39,757           527      5.26%                176             3      6.69%
                                               ------------    ----------                  ------------    ----------
Total interest-bearing liabilities                  281,359         3,023      4.26%            232,384         2,519      4.35%

      Non-interest bearing
      liabilities                                       982                                       2,171
                                               ------------                                ------------
Total liabilities                                   282,341                                     234,555

Shareholders' equity                                 57,278                                      26,204
                                               ------------                                ------------
Total liabilities and
shareholders' equity                           $    339,619                                $    260,759
                                               ============                                ============
Net interest-earning assets                    $     51,296                                $     21,141
                                               ============                                ============
Net interest income/interest
rate spread                                                    $   2,717       2.63%                       $    2,074      2.90%
                                                               ==========                                  ==========
Net interest margin as a % of
average interest-earning assets                                     3.29%                                       3.26%
                                                               ==========                                  ==========

     Provision for Losses. The provision for losses decreased $50 thousand to $25 thousand for the quarter ended September 30, 1999 from $75 thousand for the quarter ended September 30, 1998. The decrease in the provision was a result of a decrease of non-performing loans at September 30, 1999 from June 30, 1999 compared to the same period during 1998. As of September 30, 1999, the allowance for losses was $1.0 million, or .31% of assets compared to $862 thousand, or .33% of assets at September 30, 1998. The ratio of allowance for losses as a percentage of non-performing assets was 349.05% at September 30, 1999 compared to 227.44% at September 30, 1998. Management regularly analyzes the sufficiency of its allowance based upon portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan
portfolio, and other factors.   While management believes that the provision for
losses and the allowance for losses are currently reasonable and adequate to cover any probable losses reasonably expected in the existing loan portfolio, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management control.

     Noninterest income. Non interest income decreased $31 thousand, or 21.2%, to $115 thousand for the quarter ended September 30, 1999 from $146 thousand for the quarter ended September 30, 1998. The decrease was primarily attributable to a $29 thousand loss on the sale of securities available for sale.

     Noninterest Expense. Operating expenses increased $404 thousand to $1.7 million for the quarter ended September 30, 1999 from $1.3 million for the quarter ended September 30, 1998. Compensation and employee benefits increased $166 thousand, or 20.9%, to $963 thousand for the quarter ended September 30, 1999 from $797 thousand for the quarter ended September 30, 1998, primarily due to the expense of the ESOP, normal increases in salaries and staffing levels, and increases in benefit costs. Other operating expenses increased $234 thousand to $423 thousand for the quarter ended September 30, 1999 from $189 thousand for the quarter ended September 30, 1998. This increase was primarily the result of increased costs related to the annual meeting and proxy solicitation.

     Income Taxes. Income taxes for the quarter ended September 30, 1999 totalled $407 thousand compared to $298 thousand for the quarter ended September 30, 1998 resulting in effective tax rates of 37.4% and 35.9% for the quarters ending September 30, 1999 and September 30, 1998, respectively.

Comparison of Operating Results For the Nine Months Ended September 30, 1999 and 1998

     General. For the nine months ended September 30, 1999, the company had core operating earnings (net income excluding the foundation contribution and the related tax effect) of $1.9 million compared to $1.7 million for the nine months ended September 30, 1998, an increase of $229 thousand, or 13.5%. Including a non-recurring charge resulting from the $2.8 million contribution to establish the South Jersey Savings Charitable Foundation and the related tax benefit of $1.1 million, the Company experienced net income of $229 thousand or $0.00 basic and diluted earnings per share for the nine months ended September 30, 1999 compared to net income of $597 thousand for the nine months ended September 30, 1998.

     Interest Income. Total interest income increased $2.5 million, or 18.4%, to $16.2 million for the nine months ended September 30, 1999 from $13.7 million for the nine months ended September 30, 1998. This was primarily due to an increase in the average balance of earning assets of $68.8 million, or 27.7%, offset by a decrease of 54 basis points in the weighted average yield on interest earning assets to 6.80% for the nine months ended September 30, 1999 from 7.34% for the nine months ended September 30, 1998. Interest income on loans increased $1.3 million, or 20.9%, to $7.3 million for the nine months ended September 30, 1999 from $6.0 million for the nine months ended September 30, 1998. This increase was due to an increase of $30.4 million, or 30.4%, in the average balance of loans partially offset by a decrease of 59 basis points in the weighted average yield to 7.47% for the nine months ended September 30, 1999 from 8.06% for the nine months ended September 30, 1998. Interest income on mortgage-backed securities increased $1.1 million, or 42.5%, to $3.7 million for the nine months ended September 30, 1999 from $2.6 million for the nine months ended September 30, 1998. The increase was the result of an increase of $25.3 million, or 53.7%, in the average balance of mortgage-backed securities offset by a 54 basis point decrease in the weighted average yield to 6.85% for the nine months ended September 30, 1999 from 7.39% for the nine months ended September 30, 1998. Interest income on investment securities and interest bearing deposits remained relatively stable. The increase in the average balance of earning assets in the mortgage-backed securities and the loan portfolios was a result of the deployment of the net proceeds of the conversion, and the continuation of a leveraging strategy of using advances to fund asset growth.

     Interest Expense. Interest expense increased by $1.2 million, or 16.6%, to $8.6 million for the nine months ended September 30, 1999 from $7.3 million for the nine months ended September 30, 1998. Interest expense on advances increased to $1.1 million for the nine months ended September 30, 1999 from $9 thousand for the nine months ended September 30, 1998. The increase in interest expense on advances was attributed to an increase in the average balance of advances to $28.8 million for the nine months ended September 30, 1999 from $176 thousand for the nine months ended September 30, 1998. A feature of the Company's business plan is to leverage the balance sheet through the utilization of advances to fund asset growth. This is a continuation of a leveraging strategy initiated in the fourth quarter of 1998. Interest expense on deposits remained relatively stable.

The following table sets forth information for the nine months ended September 30, 1999 and September 30, 1998 regarding the Company's (1) average balance of interest-earning assets and the average yields; (2) average balance of interest-bearing liabilities and average costs; (3) net interest income;
(4) interest rate spread; and (5) net yield earned on weighted average interest-earning assets.

                                                                            For the Nine Months Ended
                                                -----------------------------------------------------------------------------------
                                                         September 30, 1999                          September 30, 1998
                                                ----------------------------------------    ---------------------------------------
                                                                             (Dollars in thousands)

                                                   Average       Interest       Avg            Average       Interest      Avg
                                                   Balance                   Yield/Rate        Balance                  Yield/Rate
                                                -------------   ----------  ------------    ------------    ---------- ------------
Interest-earning assets:

      Loans                                     $     130,553   $    7,313      7.47%       $    100,150    $    6,048      8.06%

      Mortgage-backed securities                       72,280        3,715      6.85%             47,020         2,607      7.39%

      Investment securities                            95,431        4,480      6.26%             84,066         4,350      6.90%

      Interest-bearing deposits                        19,215          690      4.80%             17,467           681      5.21%
                                                -------------   ----------                  ------------    ----------
Total interest-earning assets                         317,479       16,198      6.80%            248,703        13,686      7.34%

      Non-interest-bearing assets                       7,260                                      7,215
                                                -------------                               ------------
Total assets                                    $     324,739                               $    255,918
                                                =============                               ============
Interest-bearing liabilities:

      Deposits                                        239,169        7,452      4.17%            228,295         7,339      4.30%

      Borrowings                                       28,793        1,115      5.18%                176             9      6.62%
                                                -------------   ----------                  ------------    ----------
Total interest-bearing liabilities                    267,962        8,567      4.27%            228,471         7,348      4.30%

      Non-interest bearing
      liabilities                                       1,072                                      1,860
                                                -------------                               ------------
Total liabilities                                     269,034                                    230,331

Shareholders' equity                                   55,705                                     25,587
                                                -------------                               ------------
Total liabilities and
shareholders' equity                            $     324,739                               $    255,918
                                                =============                               ============
Net interest-earning assets                     $      49,517                               $     20,232
                                                =============                               ============
Net interest income/interest
rate spread                                                     $    7,631      2.53%                       $    6,338      3.04%
                                                                ==========                                  ==========
Net interest margin as a % of
average interest-earning assets                                      3.20%                                       3.40%
                                                                ==========                                  ==========

     Provision for Losses. The provision for losses decreased $75 thousand to $150 thousand for the nine months ended September 30, 1999 from $225 thousand for the nine months ended September 30, 1998. The decrease in the provision was a result of a decrease of non-performing loans for September 30, 1999 compared to September 30, 1998.

     Noninterest income. Non interest income decreased $57 thousand, or 13.4%, to $368 thousand for the nine months ended September 30, 1999 from $425 thousand for the nine months ended September 30, 1998. The decrease was primarily attributable to losses on the sale of securities available for sale and real estate held for investment.

     Noninterest Expense. Operating expenses increased $3.7 million to $7.6 million for the nine months ended September 30, 1999 from $3.9 million for the nine months ended September 30, 1998. The substantial increase in operating expenses was primarily a result of a contribution to the South Jersey Charitable Foundation in the amount of $2.8 million. The South Jersey Charitable Foundation is a charitable foundation established by the Company during the Conversion and will be completely dedicated to community activities and the promotion of charitable causes. Compensation and employee benefits increased $475 thousand, or 20.0%, to $2.8 million for the nine months ended September 30, 1999 from $2.4 million for the nine months ended September 30, 1998, primarily due to the establishment of an ESOP, normal increases in salaries and staffing levels, and increases in benefit costs. Other operating expenses increased $437 thousand to $982 thousand for the nine months ended September 30, 1999 from $545 thousand for the nine months ended September 30, 1998. This increase was primarily the result of increased costs related to the annual meeting and proxy solicitation.

     Income Taxes. Income taxes for the nine months ended September 30, 1999 totalled a benefit of $9 thousand compared to an expense of $954 thousand for the nine months ended September 30, 1998. The difference in taxes was the result of a tax benefit of $1.1 million associated with the $2.8 million contribution to the South Jersey Savings Charitable Foundation.

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the FHLB-New York. The Company uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 1999, the Company had $38.4 million in advances outstanding from the FHLB, and at September 30, 1999, had an additional overall borrowing capacity of up to 30% of assets from the FHLB. Depending on market conditions, the pricing of deposit products and FHLB advances, the Company has relied and may continue to rely on FHLB borrowings to fund asset growth. The Company may also use repurchase agreements collateralized by securities.

     Outstanding commitments totalled $2.8 million at September 30, 1999. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1999 totalled $57.1 million. It has been and will continue to be a priority of management to retain time deposits. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company may offer competitive special products to its customers to increase retention. Based upon the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1999, cash and cash equivalents totalled $5.8 million.

     The Association has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Association's currently required liquidity ratio is 4.0%. At September 30, 1999, the Association's liquidity ratio was 34.13%.

     At September 30, 1999, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $43.9 million, or 13.5%, of total adjusted assets, which is above the required level of $4.9 million, or 1.5%; core capital of $43.9 million, or 13.5%, of total adjusted assets, which is above the required level of $9.8 million, or 3.0%; and risk-based capital of $44.9 million, or 37.2%, of risk-weighted assets, which is above the required level of $9.6 million, or 8.0%.

Year 2000 Compliance

     As the year 2000 approaches, an important business issue exists regarding how existing computer application software programs and operating systems can accommodate this date value. Many existing application software products are designed to accommodate only two digits. If not corrected, many computer applications and systems could fail or create erroneous results by or at the Year 2000. While the Association maintains an internal computer system for many operating functions, the substantial majority of the Association's data
processing is out-sourced to a third party vendor.   The Association formed a
Year 2000 Committee (the "Y2K Committee") and adopted a Year 2000 Policy. The Y2K Committee identified potential problems associated with the Year 2000 issue and implemented a plan designated to ensure that all software used in connection with the Association's business will manage and manipulate data involving the transition with data from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Association prepared a critical issues schedule with a timeline and assigned responsibilities. In addition, the Association recognizes that its ability to be Year 2000 compliant is dependent upon the cooperation of its vendors. The Association required its computer systems and software vendors to represent that the products provided are Year 2000 compliant and completed a program of testing for compliance. The Association received representations from its primary third party data processing vendor that it resolved any Year 2000 problems in its software and is Year 2000 compliant. The Association had completed a Year 2000 testing of all systems provided by its primary third party data processing vendor. The validation processes revealed no material problems. All other vendors who provide software to the Association indicated that they have resolved any Year 2000 problems. Management believes all Year 2000 issues for the Association have been addressed, remedied, and tested.

     The Association's operations may also be affected by the Year 2000 compliance of its significant suppliers and other vendors. The Association has contacted its significant suppliers and other vendors requesting information related to Year 2000 compliance. Based on their responses, the Association anticipates that all of its significant suppliers and other vendors are Year 2000 compliant. In the event that any of the Association's significant suppliers or other vendors do not successfully achieve Year 2000 compliance in a timely manner, the Association's business or operations could be adversely affected. The Association had completed a business resumption contingency plan in the event of unanticipated Year 2000 system interruptions. As part of the contingency plan, the Association intends to implement manual systems or engage alternative suppliers or other vendors if it fails to achieve Year 2000 compliance or its current significant suppliers or vendors fail to meet Year 2000 operating requirements. There can be no assurances, however, that such plan or the performances by any of the Association's suppliers and vendors will be effective to remedy all potential problems.

     The lending activities of the Association are concentrated almost exclusively in one- to four-family mortgage lending. Due to the small individual and aggregate balance of loans to multi-family and commercial borrowers, it has been determined that customer Year 2000 readiness issues should not have a significant impact on the Association. Since the Association plans to continue its emphasis on one- to four-family mortgage loans, Year 2000 compliance of potential borrowers will not be a major issue. If the Association were to entertain loan applications from significant multi-family or commercial borrowers, the Association would request statements concerning Year 2000 readiness from the potential borrowers.

     The Association is currently engaging in an upgrade of its technology
systems in addition to implementing its Year 2000 policy.   The Association has
budgeted approximately $150,000 in connection with the costs associated with achieving Year 2000 compliance and its related technology systems upgrade and, as of September 30, 1999, had expended approximately $87,000. Material costs, if any, that may arise from the failure to achieve Year 2000 compliance by either the Association's third party data processing vendor or its significant suppliers and other vendors is not currently determinable. To the extent that the Association's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the Association's business, financial condition, results of operations, cash flows or business prospects. In the event that the Association's progress towards becoming Year 2000 compliant is deemed inadequate, regulatory action may be undertaken.


Pending Legislation

     Legislation recently enacted by Congress eliminates many Federal and State law barriers to affiliations among banks and other financial services providers. The legislation, which takes effect 120 days after the date of enactment, establishes a statutory framework pursuant to which full affiliations can occur between banks and securities firms, insurance companies, and other financial companies. The legislation provides some degree of flexibility in structuring these new affiliations, although certain activities may only be conducted through a holding company structure. The legislation, preserves the role of the Board of Governors of the Federal Reserve System as the umbrella supervisor for holding companies, but incorporates a system of functional regulation pursuant to which the various Federal and state financial supervisors will continue to regulate the activities traditionally within their jurisdictions. The legislation specifies that banks may not participate in the new affiliations unless the banks are well-capitalized and well-managed or if any bank affiliate had received a less than "satisfactory" Community Reinvestment Act of 1977 rating as of its most recent examination.

     The President is expected to sign the legislation into law in the very near future.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

          Neither the Company nor its banking subsidiary, South Jersey Savings and Loan Association, are a party to any material legal proceedings at this time. From time to time the Company and its banking subsidiary are involved in various claims and legal actions arising in the ordinary course of business.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

          None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

          None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

          On August 18, 1999, the Company held its annual meeting of shareholders to vote on the Election of Directors, and the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 1999. Gregory M. DiPaolo, Lawrence B. Seidman, and Richard Baer were declared to be duly elected directors of the Company for three-year terms. The results of the vote was as follows:

                                         Votes             Withheld/   Broker
                 Proposal                 For     Against   Abstain   Non-Votes
      ------------------------------  ----------- -------- ---------- ---------
      (1) Election of Directors
                Gregory M. DiPaolo       985,418        -      1,565          -
                Lawrence B. Seidman    2,245,323        -     13,023          -
                Richard Baer           2,245,348        -     12,998          -



                 Proposal
      ------------------------------
      (2) Ratification of Auditors     3,233,790    9,688     36,843          -



          The Directors whose term of office continued were: Robert J. Colacicco, Richard W. Culbertson, Jr., Richard G. Mohrfeld, Martin Rosner, and Ronald L. Woods.

          In addition, a settlement was reached between the registrant and the South Jersey Financial Corporation, Inc. Committee to Preserve Shareholder Value in connection with the solicitation of votes for the Annual Meeting. A copy of the Agreement was filed as an exhibit on August 13, 1999 with the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 1999.


Item 5.  Other Information.
         -----------------

          None.


Item 6.  Exhibits and Reports on Form 8-K ((S)249.308 of this Chapter).
         -------------------------------------------------------------

     (a)  Exhibits


          3.1 Certificate of Incorporation of South Jersey Financial Corporation, Inc. (1)

          3.2  By-Laws of South Jersey Financial Corporation, Inc. (1)
          4.0  Stock Certificate of South Jersey Financial Corporation, Inc. (1)
          11.0 Statement re:  Computation of Per Share Earnings
          27.0 Financial Data Schedule
         _____________________________
     (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-65519.

      (b)  Reports on Form 8-K


               On August 19, 1999, the Company filed an 8-K to announce it had received regulatory approval to repurchase 5% of its outstanding shares. The press release announcing the receipt of regulatory approval was filed by exhibit.

               On August 24, 1999, the Company filed an 8-K to announce it had completed its repurchase of 5% of its outstanding shares. The press release announcing the completion of the stock repurchase was filed by exhibit.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                   SOUTH JERSEY FINANCIAL CORPORATION, INC.


Dated: November 12, 1999          By: /s/ Robert J. Colacicco
                                      -----------------------------
                                  Robert J. Colacicco
                                  President and Chief Executive Officer
                                  (principal executive officer)

Dated: November 12, 1999          By: /s/ Gregory M. DiPaolo
                                      -----------------------------
                                  Gregory M. DiPaolo
                                  Executive Vice President, Treasurer and
                                  Chief Operating Officer
                                  (principal financial officer)

Dated: November 12, 1999          By: /s/ Joseph M. Sidebotham
                                      -----------------------------
                                  Joseph M. Sidebotham
                                  Corporate Secretary and Chief
                                  Accounting Officer
                                  (principal accounting officer)