Form 10KSB40
period 1999-12-31
SOUTH JERSEY FINANCIAL CORP INC
filed 2000-03-29
CIK 1071346

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                  For the fiscal year ended December 31, 1999
                                    0-24997
                            Commission File Number
                   SOUTH JERSEY FINANCIAL CORPORATION, INC.
                (Name of small business issuer in its charter.)

            DELAWARE                                    22-3615289
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                 4651 Route 42, Turnersville, New Jersey 08012
              (Address of Principal Executive Offices) (Zip Code)
                                (856) 629-6000
                          (Issuer's telephone number)

                                     None
        Securities  registered under Section 12(b) of the Exchange Act
                    Common Stock, par value $.01 per share
         Securities registered under Section 12(g) of the Exchange Act


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[  X  ]

The issuer's revenues for its most recent fiscal year were $22,397,000.

As of March 20, 2000, the issuer had 3,423,571 shares of common stock outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $49,327,479. This figure is based on the average bid and asked price of the issuer's common stock on March 13, 2000, which was $17.25 as reported in The Wall Street Journal. For purposes of this calculation, the registrant is assuming that directors and executive officers are affiliates.

Transitional Small Business Disclosure Format (check one)  Yes [   ]  No [  X  ]

                                      INDEX

PART I
                                                                                                           Page No.
         Item 1.      Description of Business.....................................................................1

         Item 2.      Description of Property....................................................................28

         Item 3.      Legal Proceedings..........................................................................28

         Item 4.      Submission of Matters to a Vote of Security Holders........................................28

PART II

         Item 5.      Market for the Common Equity
                      and Related Stockholder Matters............................................................29

         Item 6.      Management's Discussion and Analysis or Plan of Operations.................................29

         Item 7.      Financial Statements.......................................................................39

         Item 8.      Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosure........................................................40

PART III

         Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with
                               Section 16(a) of the Exchange Act.................................................40

         Item 10.     Executive Compensation.....................................................................42

         Item 11.     Security Ownership of Certain Beneficial Owners and Management.............................45

         Item 12.     Certain Relationships and Related Transactions.............................................46

         Item 13.     Exhibits and Reports on Form 8-K...........................................................47

SIGNATURES

                                     PART I

Item 1.  Description of Business.
---------------------------------

General

         South Jersey Financial Corporation, Inc. (the "Company") was incorporated under Delaware law on September 28, 1998. The Company was formed to acquire South Jersey Savings and Loan Association, Turnersville, New Jersey (the "Association") as part of the Association's conversion from a mutual to stock form of organization (the "Conversion"). In connection with the Conversion, on February 12, 1999, the Company issued an aggregate 3,793,430 shares of its common stock, par value $0.01 per share (the "Common Stock"), of which 3,512,435 shares were sold in a subscription offering at a purchase price of $10 per share and 280,995 shares were issued and contributed to the South Jersey Savings Charitable Foundation (the "Foundation"), a charitable foundation established by the Association. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Association. At December 31, 1999, the Company had total assets of $334.5 million, total deposits of $237.9 million and equity of $57.3 million.



         The Association was originally organized in 1921 and operated as Knight Park Building and Loan Association of Collingswood, New Jersey. In 1950, the Association merged with Vineyard Building and Loan Association and changed its name to South Jersey Savings and Loan Association. The Company conducts business from its home office and operation centers located in Turnersville, New Jersey and its two full service branch offices located in Collingswood and Glendora, New Jersey. The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its three banking offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family mortgage loans and consumer loans, including home equity loans, and home equity lines of credit. To a lesser extent, the Company also originates multi- family and commercial real estate loans. The Association currently originates all of its loans for investment. The Company also invests in mortgage-backed securities and investment securities, primarily U.S. government and agency obligations, and other permissible investments. The Company's revenues are derived principally from interest on its loans and interest and dividends on its investment and mortgage-backed securities and other noninterest income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities and Federal Home Loan Bank ("FHLB") advances.

Recent Developments

Acquisition by Richmond County Financial Corporation

         Pursuant to an Agreement and Plan of Merger dated as of March 15, 2000, by and among the Company, Richmond County Financial Corp. ("Richmond County") and a wholly owned subsidiary of Richmond County, Richmond County Acquisition, Inc. ("Acquisition Sub"), the Company has agreed to merge with Acquisition Sub, with the Company being the surviving corporation. Immediately after this merger, the Association will merge with Richmond County Savings Bank ("Richmond County Bank"), with Richmond County Bank being the surviving institution. Richmond County intends to operate the Association's Collingswood, Glendora, and Turnersville offices as a division of Richmond County Bank. Under the merger agreement, each outstanding share of the Company's common stock will automatically become exchangeable for $20.00 in cash. The merger is subject to approval of the holders of a majority of the outstanding stock of the Company and to regulatory approval. It is anticipated that the transaction will be submitted to a vote of the Company's shareholders in the second quarter of the year.

Market Area

         The Company is a community-oriented banking institution offering a variety of financial products and services to meet the needs of the communities it serves. The Company's lending and deposit gathering is concentrated in its primary market area consisting of Gloucester and Camden Counties, New Jersey. All of the Company's offices are located within 20 miles of Philadelphia, Pennsylvania. The Company invests primarily in loans secured by first or second mortgages on properties located in areas surrounding its offices.

         Turnersville is located in largely suburban Gloucester County, New Jersey on State Highway 42 approximately 50 miles northwest of Atlantic City, New Jersey and 20 miles southeast of Philadelphia. Collingswood and Glendora are located in Camden County, New Jersey, which primarily consists of mature fully developed communities. Heavily traveled U.S. Interstates 95, 295, 676 and 76 run through the Company's primary market area. These highways provide easy access to the cities of Philadelphia, New York and Newark, New Jersey, which are major international centers for business, commerce and trade. In recent years, Gloucester County has experienced an influx of new residents and employers as the Philadelphia suburbs have expanded into the Company's primary market area.

         The economy in the Company's primary market area is based upon a mixture of service and retail trade. Other employment is provided by a variety of wholesale trade, manufacturing, federal, state and local government, hospitals, universities and utilities. This area is also home to commuters working in Philadelphia and, to a lesser extent, New York. In the late 1980's and early 1990's, due in part to the effects of a prolonged decline in the national and regional economy, layoffs in the financial services industry and corporate relocations, New Jersey experienced reduced levels of employment. These events, in conjunction with a surplus of available commercial and residential properties, resulted in an overall decline during this period in the underlying values of properties located in New Jersey. However, New Jersey's real estate market has recovered in recent periods. Whether improvement will continue is dependent, in large part, upon the general economic health of the United States and New Jersey, and other factors beyond the Company's control and, therefore, cannot be estimated.

Competition

         The Company faces significant competition both in generating loans and in attracting deposits. The Company's primary market area is highly competitive and the Company faces direct competition from a significant number of financial institutions, many with a state wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Association. The Conversion, by increasing the Association's capital and adding the resources of the Company as a possible source of strength for the Association, should promote the Association's ability to compete and to take advantage of growth opportunities that might arise. The Company's competition for loans comes principally from commercial banks, savings banks, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings banks and associations, commercial banks and credit unions. In addition, the Company faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. In addition, the Company recognizes that its customer base focuses on convenience and access to services. In this regard, the Company has addressed these customer desires through the implementation of telephone banking, increased office hours and the issuance of debit cards. The Company may also seek to expand its lending activities into areas outside of its primary market area.

Personnel

         As of December 31, 1999, the Company had 60 full-time employees and 21 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.



Lending Activities

         Loan Portfolio Composition. The Company's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residential real estate. At December 31, 1999, the Company's loans totalled $148.7 million, of which $126.5 million, or 85.1%, were one- to four-family residential first mortgage loans. Such residential mortgage loans consisted of 95.4% of fixed-rate loans and 4.6% of adjustable-rate loans, most of which were indexed to the one or three year Constant Maturity Treasury ("CMT") Index. At December 31, 1999, the Company also had $2.9 million, or 2.0%, of total loans, in multi-family and commercial real estate loans.

         The Company's consumer loans at December 31, 1999 aggregated $19.3 million, or 13.0%, of total loans. Such consumer loans included $15.7 million of home equity loans, $1.0 million of home equity lines of credit, $2.0 million of education loans and $584 thousand of other consumer loans. The Company's home equity loans and lines of credit and education loans constituted 86.5% and 10.4% of consumer loans, respectively, and 11.2% and 1.4% of total loans, respectively, at December 31, 1999.

         The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board ("FRB"), and legislative tax policies.

         The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                 At December 31,
                             ---------------------------------------------------------------------------------------
                                     1999                  1998                 1997                  1996
                             --------------------  -------------------- --------------------  --------------------
                                         Percent               Percent              Percent               Percent
                               Amount   of Total    Amount    of Total    Amount   of Total    Amount    of Total
                             ---------- ---------  ---------  --------- ---------- ---------  ---------  ---------
                                                            (Dollars in thousands)
Real estate loans:
   One- to four-family......   $ 126,472   85.06%   $  88,068    81.21%  $   78,488   78.42%   $  80,681     76.05%
   Multi-family and commercial     2,934     1.97       3,181      2.94       3,179     3.18       6,707       6.32
                              ---------- --------  ----------- -------- -----------   ------  -----------    ------
      Total real estate loans    129,406    87.03      91,249     84.15      81,667    81.60      87,388      82.37
Consumer loans:
   Home equity loans and
     lines of credit........      16,691    11.23      14,403     13.28      15,254    15.24      15,313      14.43
   Education................       2,011     1.35       2,144      1.98       2,427     2.43       2,514       2.37
   Other....................         584     0.39         644      0.59         732     0.73         879       0.83
                             ------------  ------  -----------  ------- -----------   ------  ------------   ------
         Total consumer loans     19,286    12.97      17,191     15.85      18,413    18.40      18,706      17.63
                              ----------   ------   ----------   ------  ----------    -----   ----------     -----
      Total loans...........     148,692   100.00%    108,440    100.00%    100,080   100.00%    106,094     100.00%
                                           ======                ======               ======                ======
Less:
   Deferred loan origination fees
   and (premiums) discounts...       (10)                323                    447                  645
   Allowance for loan losses..     1,044                 940                    667                1,186
                                --------            --------              ---------            ---------
      Total loans, net......    $147,658            $107,177              $  98,966             $104,263
                                ========            ========              =========             ========


                                                 1995
                                                      Percent
                                           Amount   of Total
                                          --------- ---------
 Real estate loans:
    One- to four-family......             $  82,935     77.45%
    Multi-family and commercial                7,007     6.54
                                          ----------   ------
       Total real estate loans               89,942     83.99
 Consumer loans:
    Home equity loans and
      lines of credit........                14,301     13.35
    Education................                 1,912      1.79
    Other....................                   935      0.87
                                          ---------    ------
          Total consumer loans               17,148     16.01
                                          ----------    -----
       Total loans...........               107,090    100.00%
                                                       ======
 Less:
    Deferred loan origination fees
    and (premiums) discounts....                670
    Allowance for loan losses...              1,068
                                           --------
       Total loans, net......              $105,352
                                           ========


         Loan Maturity. The following table shows the remaining contractual maturity of the Company's total loans at December 31, 1999. The table does not include the effect of future principal prepayments.

                                                                           At December 31, 1999
                                                            --------------------------------------------------
                                                                            Multi-
                                                             One- to      Family and
                                                              Four-       Commercial                  Total
                                                              Family     Real Estate    Consumer      Loans
                                                            ----------   ------------  ----------   ----------
                                                                              (In thousands)
Amounts due in:
   One year or less......................................   $      260        $   560    $  1,362    $   2,182
   After one year:
   More than one year to three years.....................          846            115       1,409        2,370
   More than three years to five years...................        2,584            481       3,265        6,330
   More than five years to 10 years......................       45,505              -       7,909       53,414
   More than 10 years to 20 years........................       43,519          1,106       5,341       49,966
   More than 20 years....................................       33,758            672           --      34,430
                                                               -------       --------  -----------  ----------
      Total amount due...................................     $126,472         $2,934     $19,286     $148,692
                                                              ========         ======     =======     ========

         The following table sets forth, at December 31, 1999 the dollar amount of loans contractually due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                              Due After December 31, 2000
                                                                     ----------------------------------------------
                                                                       Fixed           Adjustable          Total
                                                                     ---------        ------------       ----------
                                                                                     (In thousands)
Real estate loans:
   One- to four-family....................................            $120,387              $5,825         $126,212
   Multi-family and commercial...............................            1,302               1,072            2,374
                                                                     ---------        ------------       ----------
      Total real estate loans................................          121,689               6,897          128,586
Consumer loans...............................................           14,917               3,007           17,924
                                                                     ---------        ------------       ----------
      Total loans............................................         $136,606              $9,904         $146,510
                                                                     =========        ============       ==========

         Origination, Purchasing and Servicing of Loans. The Company's mortgage lending activities are conducted primarily by its loan personnel operating at its banking offices. All loans originated by the Company are underwritten pursuant to the Company's policies and procedures. The Company originates both adjustable-rate and fixed-rate loans, the substantial majority of which are fixed-rate loans. The Company's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. It is the general policy of the Company to retain all loans originated in its portfolio.

         In an effort to address the diminished internal loan growth in recent years, the Company is focusing its lending activities on the communities surrounding its Turnersville, New Jersey office which is located in more suburban Gloucester County. The Company may also seek to expand its primary market area and its lending activities to areas outside of Gloucester and Camden Counties. However, there can be no assurances that such geographic expansion activities will take place or, if they do take place, that they will be successful. To augment loan growth, $30.3 million of one-to-four family loans were purchased during 1999. In most instances loan servicing was performed by a third party.

         The following table sets forth the Company's loan originations, purchases, sales and principal repayments for the years indicated:

                                                                                 For the Year Ended December 31,
                                                                               ------------------------------------
                                                                                  1999         1998        1997
                                                                               -----------  ----------  -----------
                                                                                          (In thousands)
Loans at beginning of year..................................................      $108,440    $100,080     $106,094
                                                                                  --------    --------     --------
   Originations:
      Real estate:
         One- to four-family................................................        23,475      17,083        8,580
         Multi-family and commercial........................................           596         357          205
                                                                               ------------ -----------------------
            Total real estate loan originations.............................        24,071      17,440        8,785

      Consumer:
         Home equity loans and lines of credit..............................         8,142       6,300        6,343
         Education..........................................................           227         323          290
         Other..............................................................           465         522          606
                                                                               ------------ -----------------------
            Total consumer loan originations................................         8,834        7,145       7,239
                                                                               -----------  -----------  ----------

            Total loans originated..........................................        32,905      24,585       16,024

Loans purchased.............................................................        30,336       6,532           --

Deduct:
   Principal loan repayments and prepayments................................        22,709      22,617       22,011
      Loan sales(1).........................................................            --          90           --
      Transfers to REO......................................................           280          50           27
                                                                               ------------ ------------------------
            Total deductions................................................        22,989      22,757       22,038
                                                                                ----------   ---------    ---------
Net loan activity...........................................................        40,252       8,360       (6,014)
                                                                                ----------  ----------   ----------
      Loans at end of year..................................................      $148,692    $108,440     $100,080
                                                                                  ========    ========     ========

-------------------------
(1) In 1998, the Association sold its Freddie Mac ("FHLMC") servicing portfolio and its related participatory interest of $90,000 in such loan portfolio.


         One- to Four-Family Mortgage Lending. The Company currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by single residences, which are considered to be real property which contain one to four residences. Most of such loans are located in the Company's primary market area. One- to four-family mortgage loan originations are generally obtained from the Company's in-house loan representatives, from existing or past customers and through advertising and referrals from members of the Company's local communities. At December 31, 1999, the Company's one- to four-family mortgage loans totalled $126.5 million, or 85.1%, of total loans. Of the one- to four-family mortgage loans outstanding at that date, 95.4% were fixed-rate loans and 4.6% were ARM loans.

         The Company currently offers fixed-rate mortgage loans with terms of up to 30 years. The Company also currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan. The interest rates for the Company's ARM loans are indexed to either the one or three year CMT Index. The Company's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

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

         All one- to four-family mortgage loans are underwritten according to the Company's policies and guidelines. Generally, the Company originates one- to four-family residential mortgage loans in amounts of up to 80% of the lower of the appraised value or selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance ("PMI") is obtained. Mortgage loans originated by the Company generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the yields on the Company's fixed-rate mortgage loan portfolio and the Association has generally exercised its rights under these clauses. The Company requires fire, casualty, title and, when applicable, flood insurance on all properties securing real estate loans made by the Company.

         The Company has, in the recent past, purchased primarily one-to four-family mortgage loans from other banks, and had approximately $35.1 million in such loans at December 31, 1999. The loans were located primarily in New Jersey, Ohio, and the New England States and were closed in the name of the originating institution. Initial underwriting was performed by the originating institution and was reviewed by the Company prior to purchase.

         The Company offers employees of the Company, other than executive officers and directors, who satisfy certain criteria and the general underwriting standards of the Company, fixed and adjustable-rate mortgage and consumer loans with reduced loan origination fees and/or interest rates which are currently 100 basis points below the rates offered to the Company's other customers, the Employee Mortgage Rate ("EMR"). The EMR is limited to the purchase, construction or refinancing of an employee's owner-occupied primary residence and consumer loans. The EMR normally ceases upon termination of employment or if the property no longer is the employee's primary residence. Upon termination of the EMR, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. As of December 31, 1999, the Company had $2.1 million of EMR loans, or 1.4%, of total loans.

         Multi-family and Commercial Real Estate Lending. The Company originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in the Company's primary market area. The Company's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 70% of the appraised value of the property, subject to the Company's current loans-to-one-borrower policy limit, which at December 31, 1999 was $5.7 million. The Company's multi-family and commercial real estate loans may be made with terms of up to 20 years and are offered with interest rates that adjust periodically. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Company considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. Environmental risk evaluations are generally required for all multi-family and commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On an exception basis, the Company may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the downpayment and other mitigating circumstances. The Company's multi-family and commercial real estate loan portfolio at December 31, 1999 was $2.9 million, or 2.0%, of total loans. The largest multi-family or commercial real estate loan in the Association's portfolio at December 31, 1999 was a performing $232,000 loan secured by an office building and warehouse in Cherry Hill, New Jersey.

         Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting standards.

         Consumer Lending. Consumer loans at December 31, 1999 amounted to $19.3 million, or 13.0%, of the Company's total loans, and consisted primarily of home equity loans, home equity lines of credit, education loans and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. Such loans are generally originated in the Company's primary market area and generally are secured by real estate, deposit accounts and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

         The Company offers home equity loans ("HELs") and home equity lines of credit ("HELOCs") (collectively, "equity loans"). Most of the Company's equity loans are secured by second mortgages on one- to four-family residences located in the Company's primary market area. At December 31, 1999, these loans totalled $16.7 million, or 11.2%, of the Company's total loans and 86.5% of consumer loans. HELs are generally offered with terms of up to 15 years and only with fixed-rates of interest which will vary depending on the amortization period chosen by the borrower. At December 31, 1999, HELs totalled $15.7 million, or 10.6%, of the Company's total loans and 81.4% of consumer loans. HELOCs generally have adjustable-rates of interest which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal. Adjustable-rate HELOCs generally provide for overall caps (not more than 6% above the initial interest rate) on the increase or decrease in the interest rate over the life of the loan. At December 31, 1999, the Company had $3.1 million of HELOCs of which $1.0 million, or 0.7% of total loans, was drawn down at such date. The underwriting standards employed by the Company for equity loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Generally, the maximum combined loan-to-value ratio ("LTV") on equity loans is 80% on owner-occupied properties and 70% on non-owner-occupied properties. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

         The Company also originates other types of consumer loans primarily consisting of secured and unsecured personal loans and new and used automobile loans. At December 31, 1999, these consumer loans totalled $584,000, or 0.4%, of the Company's total loans and 3.0% of consumer loans. Secured personal loans are generally secured by deposit accounts. Unsecured personal loans generally have a maximum borrowing limitation of $7,500 and generally require a debt ratio (the ratio of debt service to net earnings) of 36%. Automobile loans have a maximum borrowing limitation of 80% of the sale price of a new automobile or 80% of the fair market value of a used automobile. At December 31, 1999, personal loans totalled $323,000, or 1.7%, of consumer loans; and automobile loans totalled $71,000, or 0.4%, of consumer loans. At December 31, 1999, education loans totalled $2.0 million, or 10.4%, of consumer loans and 1.4% of the Company's total loans.

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

         Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Company and oversees the Company's lending activity. The Board of Directors has established a Loan Committee comprised of four members of the Company's Board of Directors. In addition, the Company maintains an "In House" Loan Committee comprised of the Association's President, Executive Vice President, Senior Lending Officer and Vice President of Lending.

         The Board of Directors has authorized the following persons and groups of persons to approve loans up to the amounts indicated: one- to four-family mortgage loans in amounts up to $240,000 may be approved by the Association's In House Loan Committee; and all such loans in excess of $240,000 require the approval of the Board's Loan Committee. All multi-family and commercial real estate loans require the approval of the Board's Loan Committee.

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


Delinquent Loans, Classified Assets and Real Estate Owned

         Delinquencies and Classified Assets. Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis and the Board of Directors performs a quarterly review of all loans or lending relationships delinquent 30 days or more and all real estate owned ("REO"). The procedures taken by the Company with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower has been habitually delinquent. When a borrower fails to make a required payment on a loan, the Association may take a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Company generally sends the borrower a written notice of non-payment after the loan is first past due. The Company's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Company will attempt to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Company to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Company will commence foreclosure proceedings against any real or personal property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Association, becomes real estate owned.

         Federal regulations and the Company's Asset Classification Policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

         When the Company classifies one or more assets, or portions thereof, as Substandard, it establishes a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the Company classifies one or more assets, or portions thereof, as Doubtful, it establishes a specific allowance for losses equal to 50% of the amount of the asset so classified, with respect to uncollateralized assets, and the difference between the loan amount and the collateral value with respect to collateralized assets. Assets, or portions thereof, classified as Loss are charged off.

         A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that, based on information currently available to it at this time, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary. In addition, the OTS or other federal banking agencies may require the Company to recognize additions to the allowance, based on their judgments about information available to them at the time of their examination.

         The Company's In House Loan Committee reviews and classifies the Company's assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Company classifies assets in accordance with the management guidelines described above. At December 31, 1999, the Company had $409,000 of assets designated as substandard which consisted of 8 mortgage loans and 2 consumer loans. At December 31, 1999, the Company had no loans classified as Loss. As of December 31, 1999, the Company also had a total of two loans, totalling $18,000, designated as Special Mention. At December 31, 1999, the largest adversely (other than Special Mention) classified loan was a mortgage loan with an aggregate carrying balance of $229,000 and was secured by an apartment building. The following table sets forth the delinquencies in the Company's loan portfolio as of the dates indicated.

                                          December 31, 1999                          December 31, 1998
                              ------------------------------------------ -----------------------------------------
                                   60-89 Days         90 Days or More         60-89 Days         90 Days or More
                              --------------------  -------------------- --------------------  -------------------
                                Number   Principal    Number   Principal   Number    Principal    Number  Principal
                                  of     Balance of     of     Balance of    of      Balance of         Balance of
                                Loans     Loans       Loans      Loans     Loans      Loans       Loans    Loans
                              ---------- ---------  ---------  --------- ---------  ---------  --------- ---------
                                                             (Dollars in thousands)
Real Estate Loans:
   One- to four-family.......         --      $ --          5       $124         3       $120          6      $199
   Multi-family and
     commercial..............          1       229         --         --        --         --          1        58
Consumer Loans:
   Home equity loans and
     lines of credit.........         --        --          1          1         2         57          5       205
   Education.................         12        52         35         86        17         35         23        52
   Other.....................          0         0          1          6         1          1          1         3
                                     ---   -------        ---    -------       ---    -------        ---   -------
      Total..................         13      $281         42       $217        23       $213         36      $517
                                      ==      ====         ==       ====        ==       ====         ==      ====
Delinquent loans to
   total loans, net..........                  0.19%                 0.15%                0.20%               0.48%

                                          December 31, 1997
                              ------------------------------------------
                                   60-89 Days         90 Days or More
                              --------------------  --------------------
                                Number   Principal   Number    Principal
                                  of     Balance of    of      Balance of
                                Loans     Loans       Loans      Loans
                              ---------- ---------  ---------  ---------
                                        (Dollars in thousands)
Real Estate Loans:
   One- to four-family.......          3      $162         11       $328
   Multi-family and
     commercial..............         --        --          1         57
Consumer Loans:
   Home equity loans and
     lines of credit.........          4       133          2        100
   Education.................         16        31         46        110
   Other.....................          2         6          2          7
                                    ----    ------       ----     ------
      Total..................         25      $332         62       $602
                                     ===      ====        ===       ====
Delinquent loans to
   total loans, net..........                0.34%                 0.61%

         Non-Performing Assets and Impaired Loans. The following table sets forth information regarding non-accrual loans and REO. At December 31, 1999, non-accrual loans totalled $131,000 consisting of 7 loans. At December 31, 1999, the Company had $86,000 of education loans which were 90 days or more delinquent, but for which it continued to accrue interest because of government guarantees. It is the policy of the Company to cease accruing interest on mortgage loans 90 days or more past due and to cease accruing interest on consumer loans 60 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection) and to charge off most of the accrued interest. At December 31, 1999, 1998 and 1997, the Company had recorded investments of $0, $76,000, and $77,000, respectively, in impaired loans which had specific allowances of $0, $9,000, and $10,000, respectively. For the years ended December 31, 1999, 1998 and 1997, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $10,000, $46,000, and $54,000, respectively.

                                                               At December 31,
                                           --------------------------------------------------------
                                              1999       1998        1997       1996        1995
                                           ---------- ----------  ----------  ---------  ----------
                                                            (Dollars in thousands)
Non-accruing loans:
   One- to four-family real estate.......        $124       $199        $328       $783        $292
   Multi-family and commercial
     real estate.........................          --         58          57         --         142
   Consumer..............................           7        266         246         61          92
                                                  ---      -----       -----      -----      ------
      Total(1)...........................         131        523         631        844         526
Real estate owned (REO)(2)...............          --         --          --         --          23
                                               ------     ------      ------     ------      ------
      Total nonperforming assets(3)......         131        523         631        844         549
Troubled debt restructurings.............          --         67          --        155         116
                                                -----     ------       -----      -----       -----
Troubled debt restructurings and
  total nonperforming assets.............        $131       $590        $631       $999        $665
                                                 ====       ====        ====       ====        ====
Total nonperforming loans and
  troubled debt restructurings as a
  percentage of total loans..............        0.09%      0.54%       0.63%      0.94%       0.62%
Total nonperforming assets and
  troubled debt restructurings as a
  percentage of total assets.............        0.04%      0.21%       0.25%      0.41%       0.28%
 .........................................

(1)  Total non-accruing loans equals total nonperforming loans.
(2) Real estate owned balances are shown net of related specific loss allowances.
(3) Nonperforming assets consist of nonperforming loans (and impaired loans), other repossessed assets and REO.


           Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon their judgments about information available to them at the time of their examination. As of December 31, 1999, the Company's allowance for loan losses was 0.70% of total loans compared to 0.87% as of December 31, 1998. The Company had non-accrual loans of $131,000 and $523,000 at December 31, 1999 and December 31, 1998, respectively. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Company or that adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

         The following table sets forth activity in the Company's allowance for loan losses for the years indicated.

                                                At or for the Year ended December 31,
                                        -----------------------------------------------------
                                          1999       1998       1997       1996       1995
                                        ---------  ---------  ---------  ---------  ---------
                                                       (Dollars in thousands)
Allowance for loan losses, beginning
  of year.............................       $940       $667     $1,186     $1,068    $   968
Charged-off loans:
   One- to four-family real estate....         71         12        370          4         35
   Multi-family and commercial
       real estate....................         --         --        516         20         --
   Consumer...........................         19         21         37         41         45
                                           ------     ------         --         --         --
      Total charged-off loans.........         90         33        923         65         80
                                           ------     ------        ---         --         --
Recoveries on loans previously
  charged off:
   One- to four-family real estate....         38          4         --         --         --
   Consumer...........................          1          2          4          3         --
                                          -------    -------  ---------  ---------   --------
      Total recoveries................         39          6          4          3         --
                                         --------    -------  ---------  ---------   --------
Net loans charged-off.................        (51)       (27)      (919)       (62)       (80)
Provision for loan losses.............        155        300        400        180        180
                                            -----      -----    -------    -------    -------
Allowance for loan losses, end
  of year.............................     $1,044       $940    $   667     $1,186     $1,068
                                           ======       ====    =======     ======     ======
Net loans charged-off to average
   interest-earning loans.............      0.04%      0.03%      0.89%      0.06%      0.07%
Allowance for loan losses to total
    loans, net........................      0.71%      0.88%      0.67%      1.14%      1.01%
Allowance for loan losses to
  nonperforming loans and
  troubled debt restructuring.........    797.22%    159.22%    105.71%    118.72%    166.36%
Net loans charged-off to
  allowance for loan losses...........      4.89%      2.85%    137.78%      5.23%      7.49%
Recoveries to charge-offs.............     43.33%     17.06%      0.43%      4.62%       -- %

         The following table sets forth the Company's allowance for loan losses in each of the categories listed at the dates indicated and the percentage of such amounts to the total allowance and the percentage of loans in each category to total loans.

                                                         At December 31,
                    ------------------------------------------------------------------------------------
                               1999                        1998                        1997
                    --------------------------- --------------------------- ---------------------------
                               % of    Percent             % of     Percent            % of     Percent
                             Allowance of Loans          Allowance  of Loans         Allowance  of Loans
                             in each   in Each           in each    in Each          in each    in Each
                             Category  Category          Category  Category          Category   Category
                             to Total  to Total          to Total   to Total         to Total  to Total
                     Amount  Allowance  Loans   Amount  Allowance    Loans   Amount  Allowance   Loans
                    -------- -------- --------- ------- --------- --------- ------- --------- ---------
                                                       (Dollars in thousands)
Real estate........     $518    49.62%    87.03%   $533     56.70%    84.15%   $313     46.93%    81.60%
Consumer...........      180    17.24     12.97     233     24.79     15.85     129     19.34     18.40
Unallocated........      346    33.14        --     174     18.51        --     225     33.73        --
                       -----  -------  --------   -----   -------  --------   -----   -------  --------
   Total allowance
     for loan losses  $1,044   100.00%   100.00%   $940    100.00%   100.00%   $667    100.00%   100.00%
                      ======   ======    ======    ====    ======    ======    ====    ======    ======

                                       1996                        1995
                            --------------------------- ---------------------------
                                       % of     Percent            % of     Percent
                                     Allowance  of Loans         Allowance  of Loans
                                     in each    in Each          in each    in Each
                                     Category  Category          Category   Category
                                     to Total   to Total         to Total  to Total
                            Amount  Allowance    Loans   Amount  Allowance   Loans
                            ------- --------- --------- ------- --------- ---------
                                           (Dollars in thousands)
Real estate........         $   915     77.15%   82.37% $   766     71.72%   83.99%
Consumer...........             105      8.85    17.63      102      9.55    16.01
Unallocated........             166     14.00       --      200     18.73       --
                            -------   ------- --------  -------   ------- --------
   Total allowance
     for loan losses         $1,186    100.00%  100.00%  $1,068    100.00%  100.00%
                             ======    ======   ======   ======    ======   ======

         Real Estate Owned. At both December 31, 1999 and December 31, 1998, the Company had no real estate owned. When the Company does acquire property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lesser of the carrying value of the loan or fair value of the property at the date of acquisition less estimated costs to sell. Thereafter, if there is a further deterioration in value, the Association provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Company to have obtained an appraisal or broker's price opinion on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Company's policy to require appraisals on a periodic basis on foreclosed properties or conduct inspections on foreclosed properties.

Investment Activities

         New Jersey chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and certificates of deposit of insured banks and savings institutions. Subject to various restrictions, New Jersey chartered savings institutions may also invest their assets in investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a state- chartered savings institution is otherwise authorized to make directly. Additionally, the Association must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Association has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

         The investment policy of the Association, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Company's lending activities. The Company primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans. Generally, the Company's investment policy is more restrictive than the OTS regulations allow and, accordingly, the Company has invested primarily in U.S. government and agency securities, which qualify as liquid assets under the OTS regulations, federal funds and U.S. government sponsored agency issued mortgage-backed securities. As required by Statement of Financial Accounting Standards ("SFAS") No. 115, the Company has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale or held for trading. The Company generally invests in securities as a method of utilizing funds not utilized for loan origination activity and as a method of maintaining liquidity at levels deemed appropriate by management. The Company does not currently maintain a portfolio of securities categorized as held for trading. At December 31, 1999, the available for sale securities portfolio totalled $49.0, or 14.6%, of assets, and the held-to-maturity portfolio totalled $122.3 million, or 36.6%, of assets.

         At December 31, 1999, the Company had invested $83.0 million in Fannie Mae ("FNMA"), FHLMC and Ginnie Mae ("GNMA") mortgage-backed securities, or 24.8%, of total assets, $25.5 million of which was classified as available-for-sale and $57.5 million was classified as held-to-maturity. In addition, $30.7 million, or 9.2%, of total assets, were debt obligations issued by federal agencies which generally have stated maturities from one month to four years. Also, $36.7 million, or 11.0%, of total assets were debt obligations issued by federal agencies which have stated maturities from 12 to 18 years, but which also have call features. Such callable securities allow the issuer, after a specified period of time, to repay the security prior to its stated maturity. The Company is subject to additional interest rate risk and reinvestment risk compared to its evaluation of that risk if changes in interest rates exceed ranges anticipated by the Company in estimating the anticipated life of such callable investment securities. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

         The following table sets forth information regarding the amortized cost and fair value of the Company's securities at the dates indicated.

                                                                        At December 31,
                                             ----------------------------------------------------------------------
                                                      1999                    1998                   1997
                                             ----------------------- ---------------------- -----------------------
                                              Amortized     Fair     Amortized     Fair     Amortized     Fair
                                                Cost        Value      Cost        Value       Cost       Value
                                             ----------- ----------- ----------  ---------- ----------- -----------
                                                                        (In thousands)
Investment securities:
   Investment securities held-to-maturity:
     Obligations of U.S.
        government agencies.................     $64,737    $ 61,555    $69,870   $  70,611   $  78,934   $  79,502
       Other securities.....................         100         100        100         100         100         100
                                             ----------- ----------- ----------  ---------- ----------- -----------
   Total investment securities held-to-
           maturity.........................      64,837      61,655     69,970      70,711      79,034      79,602
                                             ----------- ----------- ----------  ---------- ----------- -----------
   Investment securities available-for-sale:
     Obligations of U.S.
        government agencies.................       3,000       2,721         --          --          --         --
     Mutual Funds...........................      21,106      20,794         --          --          --         --
                                             ----------- ----------- ----------  ---------- ----------- -----------
   Total investment securities available-for-
           sale.............................      24,106      23,515         --         --          --          --
                                             ----------- ----------- ----------  ---------- ----------- -----------
Total Investment securities.................      88,943      85,170     69,970      70,711      79,034      79,602
                                             ----------- ----------- ----------  ---------- ----------- -----------

Mortgage-backed securities:
      Mortgage-backed securities held-
      to-maturity:
      FHLMC.................................      14,331      14,288     20,334      20,967      26,679      27,013
      FNMA..................................      42,716      40,756     29,763      30,165      17,627      17,673
      GNMA..................................         461         486        686         740         925         977
                                             ----------- ----------- ----------  ---------- ----------- -----------
      Total mortgaged-backed securities held-
              to-maturity..................       57,508      55,530     50,783      51,872      45,231      45,663
                                             ----------- ----------- ----------  ---------- ----------- -----------
      Mortgage-backed securities available-
         for-sale:
      FHLMC.................................       1,949       1,924         --          --          --          --
      FNMA..................................       9,714       9,320         --          --          --          --
      GNMA..................................      14,636      14,239         --          --          --          --
                                             ----------- ----------- ----------  ---------- ----------- -----------
      Total mortgaged-backed securities-
          available- for sale...............      26,299      25,483        --           --          --          --
                                             ----------- ----------- ----------  ---------- ----------- -----------
Total mortgage-backed securities............      83,807      81,013     50,783      51,872      45,231      45,663
                                             ----------- ----------- ----------  ---------- ----------- -----------

FHLB stock:                                        2,138       2,138      1,249       1,249       1,233       1,233
                                             ----------- ----------- ----------  ---------- ----------- -----------

Total securities                               $ 174,888   $ 168,231  $ 122,002   $ 123,832   $ 125,498   $ 126,498
                                             =========== =========== ==========  ========== =========== ===========


         The following table sets forth the Company's securities activities at amortized cost for the years indicated.

                                                                                  For the Year Ended December 31,
                                                                                -----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  -----------
                                                                                           (In thousands)
Mortgage-backed securities:
   Mortgage-backed securities, beginning of year..............................     $50,783     $45,231      $41,398
   Purchases:  mortgage-backed securities.....................................      47,844      20,059       10,030
   Repayments and prepayments:
     mortgage-backed securities...............................................      12,864      14,495        6,167
   Sales:  mortgage-backed securities.........................................       2,000          --           --
   Decrease in discount/(premium).............................................          44         (12)         (30)
                                                                                 ---------  ----------   ----------
   Mortgage-backed securities, end of year....................................     $83,807     $50,783      $45,231
                                                                                   =======     =======      =======
Investment securities:
   Investment securities, beginning of year...................................     $69,970     $79,034      $77,110
   Purchases:  investment securities..........................................      49,997      34,731       36,215
   Calls:  investment securities..............................................      11,000      31,020       17,000
   Maturities:  investment securities.........................................      15,917      12,600       17,000
   Sales:  investment securities..............................................       3,894          --           --
   Decrease in premium........................................................        (213)       (175)        (291)
                                                                                  --------   ---------    ---------
   Investment securities, end of year.........................................     $88,943     $69,970      $79,034
                                                                                   =======     =======      =======
FHLB stock:
   FHLB stock, beginning of year..............................................      $1,249      $1,233       $1,150
   Purchases..................................................................         889          16           83
   Redemptions................................................................          --          --           --
                                                                                 ---------   ---------    ---------
   FHLB stock, end of year....................................................      $2,138      $1,249       $1,233
                                                                                    ======      ======       ======


         The table below sets forth information regarding the amortized cost, weighted average yields and contractual maturities of the Company's investment securities and mortgage-backed securities as of December 31, 1999.

                                                                 At December 31, 1999
                                                                     More than Five
                                               More than One Year        Years
                           One Year or Less     to Five Years         to Ten Years    More than Ten Years        Total
                         -------------------  -------------------   ---------------  ---------------------  ----------------
                                   Weighted             Weighted            Weighted            Weighted            Weighted
                         Amortized  Average   Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average
                           Cost     Yield       Cost     Yield      Cost     Yield      Cost     Yield      Cost     Yield
                         ---------------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
  Investment securities:
    Obligations of U.S.
     Government  agencies   $11,020    7.02%  $19,617    6.41%    $   --      --%     $37,100     6.90%    $67,737    6.77%
    Other investments....        --       --      100     3.50        --      --           --        --        100     3.50
Mortgage-backed
   securities............         2    10.50      496     9.08     4,766    7.93       78,543      6.78     83,807     6.86
FHLB stock...............      2,138    6.75       --       --        --      --           --        --      2,138     6.75
                             -------            ------             ------              ------               ------
Total securities
   at amortized cost.....    $13,160   6.98%   $20,213    6.46%    $4,766    7.93%    $115,643     6.82%   $153,782   6.82%
                             =======           =======             ======             ========             ========

Sources of Funds

         General. Deposits, loan repayments and prepayments, cash flows generated from operations and FHLB advances are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

         Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of checking, money market, savings, NOW, certificate accounts and Individual Retirement Accounts. At December 31, 1999, certificate of deposit accounts represented 50.9% of total deposits. At December 31, 1999, core deposits (savings, NOW, money market and club accounts) represented 49.1% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including print media and generally does not solicit deposits from outside its market area. The Company does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits. At December 31, 1999, $52.9 million, or 43.7%, of the Company 's certificate of deposit accounts were to mature within one year.

         The following table presents the deposit activity of the Company for the years indicated.

                                                     For the Year Ended December 31,
                                                 ---------------------------------------
                                                     1999         1998          1997
                                                 ------------   ---------   ------------
                                                             (In thousands)
Increase (decrease) before interest
credited.....................................         $(7,541)     $3,889        $(2,336)
Interest credited............................           9,145       9,153          8,708
                                                      -------     -------          -----
Net increase.................................          $1,604     $13,042         $6,372
                                                       ======     =======         ======

         At December 31, 1999, the Company had $10.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                                                        Weighted
                                                                         Average
               Maturity Period                        Amount               Rate
               ---------------                        -------            --------
                                                         (Dollars in thousands)
Three months or less..........................          $ 1,260             4.73%
Over 3 through 6 months.......................              542             5.09
Over 6 through 12 months......................            1,164             5.19
Over 12 months................................            7,943             6.29
                                                      ---------
         Total................................          $10,909             5.93%
                                                        =======

         The following table sets forth the distribution of the Company's average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented and such information at December 31, 1999. Averages for the years presented utilize month-end balances.

                                                        For the Year Ended December 31,
                              ------------------------------------------------------------------------------------
                                          1999                        1998                        1997
                              ---------------------------- --------------------------- ---------------------------
                                        Percent    Average  Average  Percent of  Average   Average Percent of Average
                                          Total     Rate    Balance    Total      Rate     Balance   Total     Rate
                               Average   Average    Paid              Average     Paid              Average    Paid
                               Balance  Deposits                     Deposits                      Deposits
                              --------- --------  -------- -------- --------- -------- ----------- ------- --------
                                                              (Dollars in thousands)
Savings accounts............. $  34,339     14.4%     2.75% $34,227     14.9%    2.74%  $ 35,599     16.3%    2.68%
Money market accounts........    44,900     18.8      3.35   43,453      18.9     3.43    41,597     19.0     3.67
NOW accounts.................    30,190     12.6      2.00   28,659      12.5     2.18    27,598     12.6     2.34
Club accounts................     1,092      0.5      2.60    1,050       0.5     2.51     1,009      0.5     2.52
Certificates of deposit......   122,119     51.2      5.56  117,302      51.1     5.76   108,506     49.7     5.68
Noninterest-bearing deposits:
    Demand deposits..........     5,944      2.5       --     4,749       2.1       --     4,244      1.9       --
                               --------    ------            ------      -----           -------     ------
        Total average deposits $238,584    100.0%    4.10% $229,440     100.0%    4.29% $218,553    100.0%    4.26%
                               ========    =====           ========     =====           ========    =====


         The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1999.


                                  Period to Maturity from December 31, 1999          At December 31,
                             ---------------------------------------------------  ---------------------
                               Less       One      Two to     Over
                             than One   to Two     Three      Three
                               Year      Years     Years      Years      Total      1998        1997
                             --------  ---------  --------  ---------  ---------  ---------  ----------
                                                        (In thousands)
Certificate accounts:
    0 to 4.00%.............  $  1,608   $     --  $     --  $      16    $ 1,624  $     616    $     --
     4.01 to 5.00%.........    33,488      5,933        --         14     39,435     19,885       5,052
     5.01 to 6.00%.........    16,263     14,508     2,918     11,992     45,681     66,424      71,398
     6.01 to 7.00%.........     1,554      4,750    15,377     12,710     34,391     35,266      33,474
     7.01 to 8.00%.........        28         --        --         --         28         27       1,357
     8.01 to 9.00%.........        --         --        --         --         --          4           5
                             --------  ---------  --------  ---------  ---------  ---------  ----------
        Total certificate
         accounts.........    $52,941    $25,191   $18,295    $24,732   $121,159   $122,222    $111,286
                              =======    =======   =======    =======   ========   ========    ========

         Borrowings. The Company utilizes advances from the FHLB of New York as an alternative to retail deposits to fund its operations as part of its operating strategy. These FHLB advances are collateralized primarily by the Company's mortgage loans, investment securities and mortgage-backed securities and secondarily by the Company's investment in capital stock of the FHLB of New York. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of New York will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the FHLB of New York. At December 31, 1999 and 1998, the Company had $37.1 million and $20.6 million in outstanding FHLB advances, respectively.

         The following table sets forth information regarding the Company's borrowed funds at or for the years ended on the dates indicated:


                                                     At or For the Year Ended
                                                           December 31,
                                              ---------------------------------------
                                                 1999          1998          1997
                                              -----------   -----------   -----------
                                                      (Dollars in thousands)
FHLB advances:
   Average balance outstanding.............       $30,940        $3,222          $176
                                                  =======        ======          ====
   Maximum amount outstanding at any
     month-end during the year.............       $39,476       $20,576          $176
                                                  =======       =======          ====
   Balance outstanding at end of year......       $37,074       $20,576          $176
                                                  =======       =======          ====
   Average interest rate during the year...         5.22%         5.14%         6.62%
                                                    ====          ====          ====
   Weighted average interest rate at end of year    5.23%         5.06%         6.62%
                                                    ====          ====          ====

                                   REGULATION

General

         The Association is subject to extensive regulation, examination and supervision by the New Jersey Department of Banking and Insurance (the "Department"), as its chartering agency, the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the FHLB System. The Association's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") managed by the FDIC. The Company and Association must file reports with the Commissioner of the Department (the "Commissioner"), the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Department, the OTS and the FDIC to test the Association's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Department, the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Association and their operations. The Company, as a savings and loan holding company, is required to file certain reports with and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

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

         Loans-to-One Borrower. Savings institutions are generally subject to the national bank limit on loans-to-one borrower. This limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral. At December 31, 1999, the Association's regulatory limit on loans-to-one borrower was $6.6 million. At December 31, 1999, the Association's largest aggregate amount of loans-to-one borrower consisted of $796,000 in real estate mortgage loans which were secured by one- to four-family, multi-family and commercial properties.

         QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either meet the standards for a "domestic building and loan association" under the federal tax code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain

"qualified thrift investments" (primarily residential mortgages and related investments, including mortgage-backed and related securities) in at least 9 months out of each 12-month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1999, the Association maintained 95.5% of its portfolio assets in qualified thrift investments and, therefore, met the test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule during the first quarter of 1999 established three tiers of institutions, which were based primarily on an institution's capital level. An institution that exceeded all fully phased-in regulatory capital requirements before and after a proposed capital distribution and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice to, but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Association, it is controlled by a holding company.

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

         Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's average liquidity ratio for the year ended December 31, 1999 was 41.63%, which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required by regulation to pay assessments to the OTS and to the Department to fund the agencies' operations. The assessments paid by the Association to these agencies for the year ended December 31, 1999 totalled $78,000.

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

         Enforcement. The OTS has primary federal enforcement responsibility over federally insured savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1 million per day in especially egregious cases. The FDIC also has the authority to take enforcement action with respect to a particular savings institution under certain circumstances. Federal and state law also establishes criminal penalties for certain violations.

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

         Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage ("core" or "Tier 1" capital) ratio (4.0% if the institution has not received the highest evaluation rating) and an 8.0% risk based capital standard. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

         The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Institutions may also include in supplementary capital up to 45% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable fair values.

         The OTS has incorporated an interest rate risk component into its regulatory capital rule. Savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. The OTS has postponed indefinitely the date that the component will first be deducted from an institution's total capital. At December 31, 1999, the Association met each of its capital requirements, in each case on a fully phased-in basis.

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

         SAIF members also must make payments on bonds issued by the Financing Corporation in the late 1980s to recapitalize the predecessor to SAIF. Effective January 1, 2000, such payments will be shared on an equal basis with all members of the FDIC's Bank Insurance Fund.

         The Association's assessment rate for 1999 was 6.105 basis points and the regular premium expense, including FICO payments, for this period was $139,000.

         The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Association. Management cannot predict the level of FDIC insurance assessments on an on-going basis.

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

Federal Home Loan Bank System

         The Association is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Association, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Association was in compliance with this requirement with an investment in FHLB stock at December 31, 1999 of $2.1 million.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1999, 1998 and 1997, dividends from the FHLB to the Association amounted to approximately $120,000, $90,000 and $81,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Association.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3.0% and for accounts greater than $44.3 million, the reserve requirement is $1.4 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Association is in compliance with the foregoing requirements.

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

         As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999 imposed activities restrictions on unitary savings and loan holding companies, generally limiting their activities to those permitted to "financial holding companies" by the Act, including insurance and investment banking, and those authorized for multiple savings and loan companies. Unitary savings and loan holding companies existing or applied for on or before May 4, 1999 were grandfathered and may continue to engage in any activity. However, the Act would not allow a grandfathered unitary savings and loan holding company to be acquired by a company engaged in activities outside of those authorized for financial holding companies or multiple savings and loan holding companies. Upon any non-supervisory acquisition by the Company of another savings association, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under the Bank Holding Company Act subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

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


Item 2.  Description of Property.

           The Company currently conducts its business through three full service banking offices and two operations centers located in Gloucester and Camden Counties, New Jersey. The following table sets forth the Company's offices as of December 31, 1999.

                                                                                       Net Book Value
                                                                                      of Property or
                                                           Original                      Leasehold          Total
                                                            Year        Date of       Improvements at    Deposits at
                                             Leased or    Leased or       Lease        December 31,      December
Location                                       Owned      Acquired    Expiration          1999           31, 1999
--------                                    ------------  --------   --------------  -----------------  -----------
                                                                          (In thousands)
Administrative/Home Office:
4651 Route 42
Turnersville, NJ 08012                         Owned        1979          --                      $953    $  48,874

Branch Offices:
627 Haddon Avenue
Collingswood, NJ 08108                         Owned        1957          --                     1,160      112,370

10 E. Evesham Road
Glendora, NJ 08029                             Owned        1967          --                        81       76,608

Operations Centers:
4641 Route 42
Turnersville, NJ 08012                         Leased       1996      June 2000(1)                   4           --

251 Johnson Road                                                        December                                 --
Turnersville, NJ 08012                         Leased       1988        1999(2)                     --           --
                                                                                              --------      -------


      Total..........................................................................           $2,198     $237,852
                                                                                                ======     ========

-------------------------------
(1) The Company is currently in the second of two one-year renewal options. At the expiration of the lease it is the Company's intention to continue the lease on a month to month basis.
(2) Since the expiration of the lease's original three-year term, the Company has continuously renewed the lease for one-year periods. The lease is currently on a month to month basis.

Item 3. Legal Proceedings.
--------------------------

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

         On February 16, 2000, the Company held a Special Meeting of Shareholders to vote on the approval of the South Jersey Financial

Corporation, Inc. 2000 Stock Option Plan, the approval of the South Jersey Financial Corporation, Inc. 2000 Restricted Stock Plan, and the ratification of the appointment of Deloitte & Touche LLP as independent auditors of South Jersey Financial Corporation, Inc. for the year ending December 31, 2000.

                                                        Withheld/        Broker
        Proposal            Votes For     Against        Abstain       Non-Votes
-------------------------  -----------  ------------  -------------   ------------
Stock Option Plan            2,237,425       269,494         13,443        710,939
Restricted Stock Plan        2,175,555       328,123         16,684        710,939
Ratification of Auditors     3,209,453        15,934          5,914       --

                                     PART II


Item 5.  Market for the Common Equity and Related Stockholder Matters.
---------------------------------------------------------------------

         The Company began trading its Common Stock on the Nasdaq National Market ("Nasdaq") on February 12, 1999 under the symbol "SJFC." The reported average bid and asked prices on March 13, 2000 are $17.25 and $17.25, respectively. On November 26, 1999 the Company paid a cash dividend of $.09 per share to shareholders of record as of November 10, 1999. The Company had approximately 1,134 shareholders of record as of March 13, 2000.

         The following table sets forth the range of high and low sales prices on the common stock for each quarterly period since initial trading began on February 12, 1999. The closing market price of the common stock at December 31, 1999 was 15 5/8.

          For the Quarter Ended                 High             Low              Dividends
------------------------------------------  ------------   ----------------  -------------------
March 31, 1999                                 $ 11 9/16       $ 10 5/8              na
June 30, 1999                                   $ 14 1/8       $ 11 1/16             na
September 30, 1999                              $ 15 1/8       $ 13 1/2              na
December 31, 1999                               $ 15 5/8       $ 13 1/8             $ .09

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

         o Invest funds in excess of loan demand in mortgage-backed, investment securities, and whole loan purchases from other financial institutions

         In addition, the Company recognizes that its customer base focuses on convenience and access to services. In this regard, the Company has addressed these customer desires through the implementation of telephone banking, increased office hours and the issuance of debit cards. The Company may also seek to expand its lending activities into areas outside of its primary market area.

Management of Interest Rate Risk and Market Risk Analysis

         Qualitative Information About Market Risk

         The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Company's Interest Rate Risk Management Policy. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors is responsible for reviewing asset/liability policies and interest rate risk position. The Board of Directors reviews the Company's interest rate risk position on a quarterly basis. In connection with such review, the Board evaluates the Company's business activities and strategies, the effect of those strategies on the Company's net interest margin, the market value of the portfolio, and the effect the changes in interest rates will have on the Association's portfolio and exposure limits. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

         In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) emphasizing and competitively pricing its adjustable-rate and shorter-term (up to 15 years) fixed-rate loan products in an effort to make those products more attractive to potential borrowers; and (2) investing in shorter-term securities which generally bear lower yields, compared to longer-term investments, but which better position the Association for increases in market interest rates.


         Quantitative Information About Market Risk

         Net Portfolio Value. The Company's interest rate sensitivity is primarily monitored by management through the use of a model which internally generates estimates of the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off- balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS model is based upon data submitted on the Association's quarterly Thrift Financial Reports. The following table sets forth the Association's NPV as of December 31, 1999 (the latest NPV analysis prepared by the OTS), as calculated by the OTS. The analysis was augmented to include holding company assets utilizing internal modeling based on OTS assumptions.

                                                                                           NPV as Percent of
   Change in                                                                                Value of Assets
 Interest Rates                          Net Portfolio Value                         ------------------------------
In Basis Points           -------------------------------------------------            NPV
  (Rate Shock)              Amount            $ Change          % Change              Ratio             Change (1)
----------------          ----------         ----------       -------------          --------          ------------
                                                    (Dollars in thousands)
      300                    $42,721           $(16,869)                (28)%          13.97%                  (392)
      200                     47,373            (12,218)                (21)            15.10                  (279)
      100                     53,912             (5,679)                (10)            16.65                  (124)
     Static                   59,591                                                    17.89
     (100)                    64,612              5,021                   8             18.90                   101
     (200)                    65,407              5,816                  10             18.86                    97
     (300)                    64,929              5,338                   9             18.52                    63
---------------------------

(1)   Expressed in basis points.


         Shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

Analysis of Net Interest Income

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

         Average Balance Sheets. The following tables set forth information relating to the Company at and for the years ended December 31, 1999, 1998 and 1997. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years shown, except where noted otherwise, and reflect annualized yields and costs. For 1999, averages balances were derived using average daily balances. For 1998 and 1997, average balances are derived from average monthly balances. The use of average monthly balances rather than average daily balances does not result in any material differences in the following presentation. The yields and costs include fees which are considered adjustments to yields.

                                                                          For the Years Ended December 31,
                                                 ------------------------------------------------------------------------
                                                                1999                                 1998
                                                 -----------------------------------  ----------------------------------
                                                                            Average                              Average
                                                    Average                 Yield/      Average                  Yield/
                                                    Balance     Interest     Rate       Balance      Interest     Rate
                                                 ------------- ----------- ---------  ------------  ----------  --------
                                                                          (Dollars in thousands)
Assets:
Interest earning assets:
   Loans (1):
     Real Estate...............................       $116,783     $ 8,512     7.29%      $ 83,729     $ 6,575     7.85%
     Consumer..................................         18,249       1,510      8.27        17,816       1,522      8.54
                                                        ------       -----              ----------   ---------
         Total loans ..........................        135,032      10,022      7.42       101,545       8,097      7.97
   Mortgage-backed securities..................         75,325       5,175      6.87        48,203       3,532      7.33
   Investment securities (2):
     Taxable...................................         94,706       5,951      6.28        82,394       5,652      6.86
     Non-taxable...............................             --          --        --            --          --        --
   Interest-earning deposits...................         15,130         730      4.83        20,961       1,081      5.16
                                                    ----------     -------              ----------   ---------
     Total interest-earning assets.............        320,193      21,878     6.83%       253,103      18,362     7.25%
Noninterest-earning assets.....................          7,126                               7,306
                                                   -----------                         -----------
         Total assets..........................       $327,319                            $260,409
                                                      ========                            ========

Liabilities and Equity:
Interest-bearing liabilities:
   Deposits....................................       $239,146       9,920     4.15%      $229,440       9,839     4.29%
   FHLB advances...............................         30,940       1,615      5.22         3,222         166      5.14
                                                   -----------  ----------             -----------  ----------
         Total interest-bearing liabilities....        270,086      11,535      4.27       232,662      10,005      4.30
                                                                  --------                            --------
   Noninterest-bearing liabilities.............          1,114                               1,926
                                                   -----------                         -----------
         Total liabilities.....................        271,200                             234,588
   Equity......................................         56,119                              25,821
                                                    ----------                          ----------
         Total liabilities and equity..........       $327,319                            $260,409
                                                      ========                            ========
   Net interest-earning assets.................       $ 50,107                           $  20,441
                                                      ========                           =========
   Net interest income/interest
    rate spread (3)............................                    $10,343     2.56%                    $8,357     2.95%
                                                                   =======     ====                     ======     ====
   Net interest margin as a percentage
     of interest-earning assets (4)............                      3.23%                               3.30%
                                                                     ====                                ====
   Ratio of interest-earning assets
    to interest-bearing liabilities............        118.55%                             108.79%
                                                       ======                              ======

                                                               For the Years Ended December 31,
                                                                           1997
                                                                                      Average
                                                             Average                  Yield/
                                                             Balance      Interest     Rate
                                                           ------------  ----------  --------
                                                                  (Dollars in thousands)
Assets:
Interest earning assets:
   Loans (1):
     Real Estate...............................              $ 84,564     $ 6,738     7.97%
     Consumer..................................                18,691       1,618      8.66
                                                           ----------   ---------
         Total loans ..........................               103,255       8,356      8.09
   Mortgage-backed securities..................                44,506       3,434      7.72
   Investment securities (2):
     Taxable...................................                78,114       5,245      6.71
     Non-taxable...............................                    --          --        --
   Interest-earning deposits...................                11,152         605      5.42
                                                           ----------   ---------
     Total interest-earning assets.............               237,027      17,640     7.44%
Noninterest-earning assets.....................                 7,037
                                                          -----------
         Total assets..........................              $244,064
                                                             ========

Liabilities and Equity:
Interest-bearing liabilities:
   Deposits....................................              $218,553       9,318     4.26%
   FHLB advances...............................                   176          12     6.62
                                                          -----------  ----------
         Total interest-bearing liabilities....               218,729       9,330      4.27
                                                                         --------
   Noninterest-bearing liabilities.............                 1,787
                                                          -----------
         Total liabilities.....................               220,516
   Equity......................................                23,548
                                                           ----------
         Total liabilities and equity..........              $244,064
                                                             ========
   Net interest-earning assets.................             $  18,298
                                                            =========
   Net interest income/interest
    rate spread (3)............................                            $8,310     3.17%
                                                                           ======     ====
   Net interest margin as a percentage
     of interest-earning assets (4)............                             3.51%
                                                                            ====
   Ratio of interest-earning assets
    to interest-bearing liabilities............               108.37%
                                                              =======

-------------------
(1) Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include nonperforming loans.
(2) Includes investment securities held-to-maturity, investment securities available-for-sale and stock in the FHLB New York.
(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the years indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume.

                                                           Year Ended                            Year Ended
                                                       December 31, 1999                     December 31, 1998
                                                          Compared to                           Compared to
                                                           Year Ended                            Year Ended
                                                       December 31, 1998                     December 31, 1997
                                              ------------------------------------  ------------------------------------
                                                Increase (Decrease)                   Increase (Decrease)
                                                      Due to                                 Due to
                                              -------------------------             ------------------------
                                                 Rate       Volume         Net         Rate        Volume        Net
                                              ----------- -----------  -----------  -----------  ----------- -----------
                                                                              (In thousands)
Interest-earning assets:
   Loans:
      Real Estate...........................       $ (498)    $ 2,435      $ 1,937        $ (96)       $ (67)     $ (163)
      Consumer..............................          (49)         37         ( 12)         (21)         (75)        (96)
                                              ----------- -----------  -----------  -----------  ----------- -----------
         Total loans........................         (547)      2,472        1,925         (117)        (142)       (259)
   Mortgage-backed securities...............         (234)      1,877        1,643         (174)         272          98
   Investment securities (taxable)..........         (502)        801          299          124          284         408
   Investment securities (non taxable)......           --          --           --           --           --          --
   Interest-earning deposits................          (66)       (285)        (351)         (57)         532         475
                                              ----------- -----------  -----------  -----------  ----------- -----------
         Total interest-earning assets......       (1,349)      4,865        3,516         (224)         946         722
                                              ----------- -----------  -----------  -----------  ----------- -----------
Interest-bearing liabilities:
   Deposits.................................         (358)        439           81           69          452         521
   Borrowed money...........................            3       1,446        1,449           (3)         157         154
                                              ----------- -----------  -----------  -----------  ----------- -----------
     Total interest-bearing liabilities.....         (355)      1,885        1,530           66          609         675

                                              ----------- -----------  -----------  -----------  ----------- -----------
Increase (decrease) in net interest income..       $ (994)    $ 2,980      $ 1,986       $ (290)       $ 337        $ 47
                                              =========== ===========  ===========  ===========  =========== ===========

                                                                 Year Ended
                                                              December 31, 1997
                                                                 Compared to
                                                                 Year Ended
                                                              December 31, 1996
                                                    -------------------------------------
                                                            Increase (Decrease)
                                                                  Due to
                                                       Rate        Volume         Net
                                                    -----------  -----------  -----------
                                                              (In thousands)
Interest-earning assets:
   Loans:
      Real Estate...........................             $ (11)      $ (291)       $(302)
      Consumer..............................               (24)          99           75
                                                   -----------  -----------  -----------
         Total loans........................               (35)        (192)        (227)
   Mortgage-backed securities...............               (62)         536          474
   Investment securities (taxable)..........               294            9          303
   Investment securities (non taxable)......                --           --           --
   Interest-earning deposits................                34           66          100
                                                   -----------  -----------  -----------
         Total interest-earning assets......               231          419          650
                                                   -----------  -----------  -----------
Interest-bearing liabilities:
   Deposits.................................               (14)         214          200
   Borrowed money...........................                --           --           --
                                                   -----------  -----------  -----------
     Total interest-bearing liabilities.....               (14)         214          200
                                                   -----------  -----------  -----------
Increase (decrease) in net interest income..           $   245      $   205      $   450
                                                   ===========  ===========  ===========

Comparison of Financial Condition at December 31, 1999 and December 31, 1998

         Total assets increased $48.8 million, or 17.1%, to $334.5 million at December 31, 1999 from $285.6 million at December 31, 1998. The increase in assets was funded primarily by proceeds of the Conversion and an increase in borrowed funds which was utilized to increase the Company's loan portfolio and mortgage-backed securities portfolio.

         Cash and cash equivalents decreased $44.2 million to $5.8 million at December 31, 1999 from $50.0 million at December 31, 1998. The decrease in cash and cash equivalents was a result of a shift from shorter term to longer term assets.

         The investment securities portfolio increased $18.4 million, or 26.3%, to $88.4 million at December 31, 1999 from $70.0 million at December 31, 1998. As noted above, portions of the net proceeds of the Conversion and the decrease in cash and cash equivalents, were utilized to increase the investment securities portfolio.

         The mortgage-backed securities portfolio increased $32.2 million, or $63.4%, to $83.0 million at December 31, 1999 from $50.8 million at December 31, 1998. As noted above, portions of the net proceeds of the Conversion and the decrease in cash and cash equivalents, were utilized to increase the mortgage-backed securities portfolio.

         The net loan portfolio increased $40.5 million, or 37.8%, to $147.7 million at December 31, 1999 from $107.2 million at December 31, 1998. Total real estate loans increased $38.2 million, or 41.8%, to $129.4 million at December 31, 1999 from $91.2 million at December 31, 1998. This increase was primarily due to loan purchases from other financial institutions of $30.3 million and increased loan originations. Consumer loans increased $2.1 million, or 12.2%, to $19.3 million at December 31, 1999 from $17.2 million at December 31, 1998. This increase was due to increased loan originations and lower prepayments on the consumer loan portfolio.

         Total non performing loans decreased to $131 thousand at December 31, 1999 from $523 thousand at December 31, 1998, representing 0.09% and 0.48%, respectively, of total loans at such date.

         Total deposits increased $1.6 million, or 0.7%, to $237.9 million at December 31, 1999 from $236.2 at December 31, 1998. This increase was primarily due to an increase of $2.2 million in core deposits (savings, money market and NOW Accounts), offset by a decrease in $1.1 million in certificates of deposit. Non-interest bearing demand accounts increased $508 thousand.

         Advances from the FHLB increased $16.5 million to $37.1 million, or 80.2%, at December 31, 1999 from $20.6 million at December 31, 1998. A feature of the Company's business plan is to leverage the balance sheet through the utilization of advances to fund asset growth.

         Total equity increased by $30.4 million to $57.3 million, or 113.1%, at December 31, 1999 from $26.9 million at December 31, 1998. This increase was primarily a result of proceeds raised in the mutual to stock Conversion.

Comparison of Operating Results for the Years Ended December 31, 1999 and December 31, 1998

         General. For the year ended December 31, 1999, the Company had core operating earnings of $2.6 million compared to $2.2 million for the year ended December 31, 1998. Including a non-recurring charge resulting from a $2.8 million contribution to establish the South Jersey Savings Charitable Foundation and the related tax benefit of $1.1 million, the Company experienced net income of $914 thousand for the year ended December 31, 1999.

         Interest Income. Total interest income increased $3.5 million, or 19.1%, to $21.9 million at December 31, 1999 from $18.4 million at December 31, 1998, primarily due to an increase of $67.1 million, or 26.5%, in the average balance of interest earning assets, offset by a decrease of 42 basis points in the weighted average yield on interest earning assets to 6.83% for the year ended December 31, 1999 from 7.25% for the year ended December 31, 1998.

Interest income on loans increased $1.9 million, or 23.8%, to $10.0 million for the year ended December 31, 1999 from $8.1 million for the year ended December 31, 1998. This increase was primarily due to an increase of $33.5 million, or 33.0%, in the average balance of loans offset by a decrease of 55 basis points in the weighted average yield to 7.42% for the year ended December 31, 1999 from 7.97% for the year ended December 31, 1998. Interest income on mortgage- backed securities increased $1.6 million, or 46.5%, to $5.2 million for the year ended December 31, 1999 from $3.5 million for the year ended December 31, 1998. This increase was due to an increase of $27.1 million, or 56.3%, in the average balance of mortgage-backed securities, offset by a decrease of 46 basis points in the weighted average yield to 6.87% for the year ended December 31, 1999 from 7.33% for the year ended December 31, 1998. Interest income on investment securities increased $299 thousand, or 5.3%, to $6.0 million for the year ended December 31, 1999 from $5.7 million for the year ended December 31, 1998. The increase was due to an increase of $12.3 million, or 14.9%, in the average balance of investment securities offset by a decrease of 58 basis points in the weighted average yield to 6.28% for the year ended December 31, 1999 from 6.86% for the year ended December 31, 1998. Interest income on interest earning deposits decreased $351 thousand, or 32.5%, to $730 thousand for the year ended December 31, 1999 from $1.1 million for the year ended December 31, 1998. The decrease was due to a decrease of $5.8 million, or 27.8%, in the average balance of interest earning deposits and a decrease of 33 basis points in the weighted average yield to 4.83% for the year ended December 31, 1999 from 5.16% for the year ended December 31, 1998.

         Interest Expense. Interest expense increased $1.5 million, or 15.3%, to $11.5 million for the year ended December 31, 1999 from $10.0 million for the year ended December 31, 1998. Interest expense on deposts increased $81 thousand, or 0.8%, to $9.9 million for the year ended December 31, 1999. The increase was primarily due to an increase in the average balance of deposits of $9.7 million, or 4.2%, to $239.1 million for the year ended December 31, 1999 from $229.4 million for the year ended December 31, 1998, offset by a decrease of 14 basis points in the weighted average cost of deposits to 4.15% for the year ended December 31, 1999 from 4.29% for the year ended December 31, 1998. Interest expense on borrowings increased to $1.6 million for the year ended December 31, 1999 from $166 thousand for the year ended December 31, 1998. The increase in interest expense on borrowings was due to an increase in the average balance of borrowings to $30.9 million for the year ended December 31, 1999 from $3.2 million for the year ended December 31, 1998 and an increase in the weighted average cost of borrowings of 8 basis points for the year ended December 31, 1999 to 5.22%, from 5.14% for the year ended December 31, 1998.

         Provision for loan losses. The provision for loan losses decreased $145 thousand to $155 thousand for the year ended December 31, 1999 from $300 thousand for the year ended December 31, 1998. The decrease in the provision for loan losses was the result of a decrease of non performing loans at December 31, 1999 compared to December 31, 1998. At December 31, 1999 and December 31, 1998, the ratios of non performing loans to net loans were .09% and .49%, respectively. Management periodically analyzes the sufficiency of its allowance based upon portfolio composition, asset classifications, loan to value ratios, potential impairments in the loan portfolio and other factors. Management believes the provision for loan losses and the allowance for loan losses are currently reasonable and adequate to cover any probable losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

         Noninterest income. Noninterest income decreased $55 thousand, or 9.6%, to $519 thousand for the year ended December 31, 1999 from $574 thousand for the year ended December 31, 1998. The decrease was primarily attributable to net losses on real estate sold and available for sale securities of $67 thousand for the year ended December 31, 1999 compared to a gain of $3 thousand for the year ended December 31, 1998.

         Noninterest expense. Non interest expense increased $4.2 million to $9.4 million for the year ended December 31, 1999 from $5.2 million for the year ended December 31, 1998. The increase in non interest expense was primarily the result of a contribution to the South Jersey Savings Charitable Foundation in the amount of $2.8 million. The South Jersey Savings Charitable Foundation is a charitable foundation established by the Company during the Conversion and will be completely dedicated to community activities and the promotion of charitable causes.

Compensation and employee benefits increased $617 thousand, or 19.2%, to $3.8 million for the year ended December 31, 1999 from $3.2 million for the year ended December 31, 1998. The increase was primarily due to compensation charges resulting from the establishment of an ESOP, normal increases in salaries and staffing levels, and increases in benefit costs. Office occupancy expense increased $110 thousand to $839 thousand for the year ended December 31, 1999 from $729 thousand for the year ended December 31, 1998. This increase was due to a charge to earnings of $128 thousand for the write-off of developmental costs associated with a planned office addition offset by a slight decrease in depreciation expenses. Other operating expenses increased $555 thousand to $1.3 million for the year ended December 31, 1999 from $719 thousand for the year ended December 31, 1998. This increase was primarily due to increased costs related to being a public company which includes costs for the Company's annual meeting of shareholders, proxy solicitation, increased legal fees, increased accounting and auditing fees, and franchise taxes.

         Income Taxes. Income tax expense totaled $401 thousand for the year ended December 31, 1999 compared to $1.2 million for the year ended December 31, 1998, resulting in effective tax rates of 30.5% and 36.0% for the years ended December 31, 1999 and 1998, respectively. The decrease in income tax expense for the year ended December 31, 1998 was attributable to a decrease in pre-tax income, which decreased to $1.3 million for the year ended December 31, 1999 from $3.4 million for the year ended December 31, 1998. The Company received a tax benefit of $1.1 million due to the contribution to the charitable foundation in the first quarter of 1999.

Comparison of Operating Results for the Years Ended December 31, 1998 and December 31, 1997

         General. Net income for the year ended December 31, 1998 totaled $2.2 million which was a decrease of $91 thousand, or 4.0%, from $2.3 million for the year ended December 31, 1997. The decrease was attributed to an increase in noninterest expense partially offset by an increase in net interest income and a decrease in the provision for loan losses. The net interest margin decreased for the year ended December 31, 1998 due to lower long term interest rates.

         Interest Income. Total interest income increased by $722 thousand, or 4.1%, to $18.4 million for the year ended December 31, 1998 from $17.6 million at December 31, 1997, primarily due to an increase of $16.1 million, or 6.8%, in the average balance of interest earnings assets, offset by a decrease of 19 basis points in the weighted average yield on interest earning assets to 7.25% for the year ended December 31, 1998 from 7.44% for the year ended December 31, 1997. Interest income on loans decreased $259,000, or 3.1%, to $8.1 million for the year ended December 31, 1998 from $8.4 million for the year ended December 31, 1997. This decrease was due to a decrease of $1.7 million in the average balance of loans and a decrease of 12 basis points in the weighted average yield to 7.97% for the year ended December 31, 1998, from 8.09% for the year ended December 31, 1997. Interest income on mortgage-backed securities increased $98 thousand, or 2.8%, to $3.5 million for the year ended December 31, 1998 from $3.4 million for the year ended December 31, 1997. The increase was due to an increase of $3.7 million, or 8.3%, in the average balance of mortgage-backed securities offset by a 39 basis point decrease in the weighted average yield to 7.33% for the year ended December 31, 1998 from 7.72% for the year ended December 31, 1997. Interest income on investment securities and interest bearing deposits increased $883 thousand, or 15.1%, to $6.7 million for the year ended December 31, 1998, from $5.8 million for the year ended December 31, 1997. The increase was due to an increase of $14.1 million, or 15.8%, in the average balance of such assets offset by a decrease of 4 basis points in the weighted average yield to 6.51% for the year ended December 31, 1998 from 6.55% for year ended December 31, 1997.

         Interest Expense. Interest expense increased by $675 thousand, or 7.2%, to $10.0 million for the year ended December 31, 1998, from $9.3 million for the year ended December 31, 1997. Interest expense on deposits increased $521 thousand, or 5.6%, to $9.8 million for the year ended December 31, 1998 from $9.3 million for the year ended December 31, 1997. The increase was primarily due to an increase in the average balance of certificates accounts to $117.3 million for the year ended December 31, 1998, from $108.5 million for the year ended December 31, 1997, and an increase of 7 basis points in the weighted average cost of certificate accounts to 5.79% for the year ended December 31, 1998, from 5.72% for the year ended December 31, 1997. The increase in the average balance of certificate accounts was primarily due to efforts to solicit certificate accounts by more competitively pricing such accounts to attract longer- term deposits. Interest expense on advances increased to $166 thousand for the year ended December 31, 1998 from $12 thousand for the year ended December 31, 1997, an increase of $154 thousand. The increase in interest expense on advances was attributed to an increase in the average balance of advances to $3.2 million for the year ended December 31, 1998 from $176 thousand for the year ended December 31, 1997.

         Provision for Loan Losses. The provision for loan losses for the year ended December 31, 1998 was $300 thousand, compared to $400 thousand for the year ended December 31, 1997. The $100 thousand, or 25.0% decrease was attributable to a pay off in 1997 of the largest commercial real estate loan on which provisions had been made for a probable loss. At December 31, 1998 and December 31, 1997, the ratios of the allowance for loan losses to non-performing assets was 159.22% and 105.71%, respectively. Management periodically analyzes the sufficiency of its allowances based upon portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

         Noninterest Income. Noninterest income decreased $15 thousand, or 2.5%, to $574 thousand for the year ended December 31, 1998, from $589 thousand for the year ended December 31, 1997. The decrease is attributable to a decrease in service fees on checking accounts, loan servicing fee income and loss of rental income on a rental property.

         Noninterest Expense. Total noninterest expense increased $274 thousand, or 5.5%, to $5.2 million for the year ended December 31, 1998, from $5.0 million for the year ended December 31, 1997. Compensation and employee benefits increased $242 thousand or 8.2%, to $3.2 million for the year ended December 31, 1998 from $3.0 million for the year ended December 31, 1997, primarily due to normal increases in salaries as well as increases in benefits costs. Data processing increased $34 thousand or 10.1%, to $360 thousand for the year ended December 31, 1998 from $326 thousand for the year ended December 31, 1997. The increase was due to the introduction in the third quarter of 1998 of a telephone banking service and an increase in pricing by the Association's outside data processor.

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

Liquidity and Capital Resources

         The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage- backed and investment securities and borrowings from the FHLB-New York. The Company uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Association has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Association's currently required liquidity ratio is 4.0%. At December 31, 1999 the Association's liquidity ratio was 41.63%.

         At December 31, 1999, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $44.6 million, or 13.85%, of total adjusted assets, which is above the required level of $4.9 million, or 1.5%; core capital of $44.6 million, or 13.85%, of total adjusted assets, which is above the required level of $9.7 million, or 3.0%; and risk-based capital of $45.6 million, or 37.91%, of risk-weighted assets, which is above the required level of $9.6 million, or 8.0%.

         The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1999, cash and cash equivalents totalled $5.8 million, or 1.73% of total assets.

         The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances which offers several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1999, the Company had $37.1 in advances outstanding from the FHLB. The maximum amount that the FHLB will advance fluctuates from time to time in accordance with policies of the FHLB. Depending on market conditions, the pricing of deposit products and FHLB advances, the Company may rely on FHLB borrowing to fund asset growth.

         Outstanding commitments to originate first mortgage loans totalled $746 thousand at December 31, 1999. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1999 totalled $52.9 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special rates to its customers to increase retention. Based upon the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

Year 2000 Compliance

         The Company accomplished the objectives established in its Year 2000 Action Plan. All internal software and hardware used in the Company's business made it through the transaction from 1999 to 2000 without any abnormalities or inaccurate results. In addition, the Company's critical vendors and suppliers also made the transition successfully. As evidenced by our quiet and uneventful transition to the new millenium, the interests of our customers were well protected during the entire project.

         Other critical, future dates previously identified as being potentially vulnerable to the Year 2000 problem were tested as part of the century rollover testing. All critical applications thought to be impacted by future dates were evaluated and further testing of various dates conducted as necessary. Any potential problems identified during this testing have been corrected. Our success with century rollover testing gives us confidence that testing of other future critical dates is just as reliable. We therefore do not anticipate any problems associated with these future dates.

         The Company engaged in an upgrade of its technology systems in addition to implementing its Year 2000 policy. The Association has budgeted approximately $150,000 in connection with the costs associated with achieving Year 2000 compliance and its related technology systems upgrade and, as of December 31, 1999, had expended approximately $110,000.


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

Impact of New Accounting Standards

         Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for change in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 as amended by SFAS No.
137. Management of the Company is in the process of evaluating the impact, if any, this statement will have on the Company's results of operations or financial position when adopted.

Item 7. Financial Statements.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
 South Jersey Financial Corporation, Inc. and Subsidiary:

We have audited the accompanying consolidated statement of financial condition of South Jersey Financial Corporation, Inc. and subsidiary (the "Company") as of December 31, 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. We have also audited the related statement of financial condition of South Jersey Savings and Loan Association (the "Predecessor Association") as of December 31, 1998 and the related statements of income and retained earnings, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management and the Predecessor Association's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of South Jersey Financial Corporation, Inc. and subsidiary at December 31, 1999 and the results of their operations and their cash flows for the year then ended, and the financial position of South Jersey Savings and Loan Association at December 31, 1998 and the results of its operations and its cash flows for the years ended December 1998 and 1997, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
January 28, 2000 (March 15, 2000 as to
 Note 17)

SOUTH JERSEY FINANCIAL CORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                             1999           1998
ASSETS                                                                          (In thousands)
Cash and cash equivalents                                                 $   5,800     $  49,987
Investment securities held to maturity (approximate fair values -
  1999, $61,655; 1998, $70,711)                                              64,837        69,970
Investment securities available for sale at fair value                       23,515
Mortgage-backed securities held to maturity (approximate fair values -
  1999, $55,530; 1998, $51,872)                                              57,508        50,783
Mortgage-backed securities available for sale at fair value                  25,483
Federal Home Loan Bank stock - at cost                                        2,138         1,249
Loans receivable, net                                                       147,658       107,177
Accrued interest receivable                                                   2,570         2,220
Office properties and equipment                                               2,922         3,164
Deferred income taxes                                                         1,729           122
Prepaid expenses and other assets                                               313           965
                                                                          ---------     ---------

TOTAL ASSETS                                                              $ 334,473     $ 285,637
                                                                          =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits                                                                $ 237,852     $ 236,248
  Advances from Federal Home Loan Bank                                       37,074        20,576
  Advances from borrowers for taxes and insurance                               907           840
  Accounts payable and accrued expenses                                       1,260         1,056
  Income taxes payable                                                          132            53
                                                                          ---------     ---------

           Total liabilities                                                277,225       258,773
                                                                          ---------     ---------

Shareholders' equity:
  Preferred stock - $0.01 par value; 1,000,000 shares authorized;
  none issued Common stock - $0.01 par value; 14,000,000 shares authorized;

    3,793,430 issued and outstanding                                             38
  Paid-in-capital in excess of par                                           36,265
  Unearned ESOP shares                                                       (2,832)
  Treasury stock at cost - 189,671 shares                                    (2,831)
  Retained earnings - partially restricted                                   27,481        26,864
  Accumulated other comprehensive loss                                         (873)
                                                                          ---------     ---------

                                                                             57,248        26,864
           Total shareholders' equity                                     ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 334,473     $ 285,637
                                                                          =========     =========

         See accompanying notes to consolidated financial statements.

SOUTH JERSEY FINANCIAL CORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                               1999          1998         1997
                                                                    (Dollars in thousands)
INTEREST INCOME
  Interest and fees on loans                                 $   10,022     $ 8,097     $ 8,356
  Interest on mortgage-backed securities                          5,175       3,532       3,434
  Interest on investment securities                               6,681       6,733       5,850
                                                             ----------     -------     -------
           Total interest income                                 21,878      18,362      17,640
                                                             ----------     -------     -------
INTEREST EXPENSE
  Interest on deposits                                            9,920       9,839       9,318
  Interest on borrowed money                                      1,615         166          12
                                                             ----------     -------     -------
           Total interest expense                                11,535      10,005       9,330
                                                             ----------     -------     -------

NET INTEREST INCOME                                              10,343       8,357       8,310

PROVISION FOR LOAN LOSSES                                           155         300         400
                                                             ----------     -------     -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              10,188       8,057       7,910
                                                             ----------     -------     -------
OTHER INCOME
  Service charges and other fees                                    582         566         590
  Gain (loss) on sale of loans and real estate                      (32)          3         (15)
  Net loss on sale of available for sale securities                 (35)
  Other                                                               4           5          14
                                                             ----------     -------     -------
           Total other income                                       519         574         589
                                                             ----------     -------     -------
OPERATING EXPENSES
  Compensation and employee benefits                              3,836       3,219       2,977
  Premises and equipment                                            839         729         723
  Federal deposit insurance premiums                                139         136         138
  Data processing                                                   394         360         326
  Advertising                                                        99          71          56
  Other operating                                                 1,274         719         740
  Foundation contribution                                         2,811
                                                             ----------     -------     -------
           Total operating expenses                               9,392       5,234       4,960
                                                             ----------     -------     -------

INCOME BEFORE INCOME TAXES                                        1,315       3,397       3,539

INCOME TAXES                                                        401       1,222       1,273
                                                             ----------     -------     -------
NET INCOME                                                   $      914     $ 2,175     $ 2,266
                                                             ==========     =======     =======
PER SHARE DATA:
  Basic and diluted net income per share                     $     0.20
                                                             ==========
  Average number of shares-basic and diluted                  3,422,896
                                                             ==========

         See accompanying notes to consolidated financial statements.

SOUTH JERSEY FINANCIAL CORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                               Paid in                      Retained    Accumulated
                                                               Capital   Unearned           Earnings -     Other         Total
                                       Comprehensive  Common  in Excess    ESOP   Treasury  Partially   Comprehensive Shareholders'
                                          Income       Stock    of Par    Shares    Stock   Restricted     Loss          Equity
                                                                          (In thousands)
BALANCE, JANUARY 1, 1997                                                                     $ 22,423                    $ 22,423

  Net income                                                                                    2,266                       2,266
                                                                                             --------                    --------
BALANCE, DECEMBER 31, 1997                                                                     24,689                      24,689

  Net income                                                                                    2,175                       2,175
                                                                                             --------                    --------
BALANCE, DECEMBER 31, 1998                                                                     26,864                      26,864

  Issuance of Common Stock                             $ 38   $ 36,228                                                     36,266

  Common stock acquired by stock
    benefit plan                                                         $(3,035)                                          (3,035)

  Dividends paid                                                                                 (297)                       (297)

  ESOP shares committed to be released                              37       203                                              240

  Purchase of treasury stock                                                       $ (2,831)                               (2,831)

  Comprehensive income:

    Net income                             $ 914                                                  914                         914

    Unrealized loss on available
      for sale securities, net of tax       (873)                                                           $ (873)          (873)
                                           ------
    Total comprehensive income             $   41
                                           ======      ----   --------   -------   --------  --------       ------       --------
BALANCE, DECEMBER 31, 1999                             $ 38   $ 36,265   $(2,832)  $ (2,831) $ 27,481       $ (873)      $ 57,248
                                                       ====   ========   =======   ========  ========       ======       ========

See accompanying notes to consolidated financial statements.

SOUTH JERSEY FINANCIAL CORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

-------------------------------------------------------------------------------------------------------------------------
                                                                                       1999          1998           1997
                                                                                             (In thousands)
OPERATING ACTIVITIES
  Net income                                                                           $ 914       $ 2,175       $ 2,266
  Provision for loan losses                                                              155           300           400
  Provision for depreciation                                                             273           294           297
  Amortization of premium/discounts on mortgage-backed securities, net                   (42)           13            30
  Amortization of premium/discounts on investments, net                                  213           176           290
  Amortization of premium/discounts on loans, net                                        (60)         (136)          (81)
  ESOP expense                                                                           261
  Gain on sale of mortgage-backed securities available for sale                           (9)
  Loss on sale of investments available for sale                                          44
  Write off development costs                                                            128
  Changes in assets and liabilities which provided (used) cash:
    Accrued interest receivable                                                         (350)           40           191
    Prepaid expenses and other assets                                                    652          (423)          (26)
    Deferred income taxes                                                             (1,075)         (106)          (12)
    Deferred and prepaid loan fees                                                      (272)           11          (117)
    Accounts payable and accrued expenses                                                204            95           (31)
    Income taxes payable                                                                  79             8            45
                                                                                     -------      --------      --------

           Net cash provided by operating activities                                   1,115         2,447         3,252
                                                                                     -------      --------      --------

INVESTING ACTIVITIES
  Purchase of:
    Mortgage-backed securities                                                       (47,844)      (20,059)      (10,030)
    Investment securities                                                            (49,997)      (34,731)      (36,215)
    Federal Home Loan Bank Stock                                                        (889)          (16)          (82)
    Office properties and equipment                                                     (282)         (135)         (193)
  Proceeds from:
    Sale of loans                                                                                       90
    Maturing mortgage-backed securities                                               12,864        14,495         6,167
    Sale of mortgage-backed securities                                                 2,009
    Maturing investment securities                                                    26,917        43,620        34,000
    Sale of investments                                                                3,850
    Sale of office properties and equipment                                              123
    Principal collected on long-term loans                                            22,937        22,640        21,119
    Long-term loans originated or acquired                                           (63,241)      (31,117)      (16,025)
                                                                                   ---------      --------      --------

           Net cash used in investing activities                                     (93,553)       (5,213)       (1,259)
                                                                                   ---------      --------      --------

FINANCING ACTIVITIES:
  Net increase in deposits                                                             1,604        13,042         6,371
  Net increase in FHLB advances                                                       16,498        20,400
  Increase in advances from borrowers for taxes and insurance                             67           111           (58)
  Purchase of treasury stock                                                          (2,831)
  Dividends on common stock                                                             (297)
  Net proceeds from issuance of common stock                                          33,210
                                                                                   ---------      --------      --------
           Net cash provided by financing activities                                  48,251        33,553         6,313
                                                                                   ---------      --------      --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (44,187)       30,787         8,306

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                    49,987        19,200        10,894
                                                                                   ---------      --------      --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                           5,800        49,987        19,200
                                                                                   ---------      --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
    Interest                                                                       $  11,506       $ 9,927       $ 9,354
                                                                                   =========      ========      ========

    Income taxes                                                                   $   1,380       $ 1,077       $ 1,245
                                                                                   =========      ========      ========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCIAL ACTIVITIES:
  Loans receivable transferred to real estate owned                                $     280       $    50       $    28
                                                                                   =========      ========      ========

See accompanying notes to consolidated financial statements.

SOUTH JERSEY FINANCIAL CORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
1. ORGANIZATION

   South Jersey Financial Corporation, Inc. (the "Company") was incorporated under Delaware law in September 1998 for the purpose of serving as the holding company of South Jersey Savings and Loan Association (the "Association") as part of the Association's conversion from the mutual to stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation and the Securities and Exchange Commission (the "SEC"). The Conversion, completed on February 12, 1999, resulted in the Company issuing an aggregate of 3,793,430 shares of its common stock, par value $.01 per share, of which 3,512,435 shares were sold in a subscription offering at a purchase price of $10 per share and 280,995 shares were issued and contributed to South Jersey Savings Charitable Foundation. Total proceeds of $32,090,000 were reduced by Conversion expenses of approximately $1,700,000 and the excess of proceeds over the par value of the stock was credited to paid-in-capital in excess of par. As a result of this Conversion, approximately $15,200,000 of capital was contributed to the Association from the Company in exchange for all of the outstanding capital stock of the Association.

   The Association established an ESOP for the benefit of eligible employees, effective upon the Conversion. The ESOP purchased 303,474 shares of common stock issued in the Conversion utilizing proceeds of a loan from the Company.

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

   The primary business of the Company is to act as a holding company for the Association. The primary business of the Association is attracting customer deposits from the general public through its branches and investing these deposits, together with funds from borrowings and operations, primarily in loans secured by mortgages on residential real estate, consumer loans and mortgage-backed and investment securities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The following summarizes the Company's significant accounting and reporting policies:

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

   Accounting for Certain Debt and Equity Securities - The Company classifies investments as follows:

     Securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost.

     Securities not classified as held-to-maturity are classified as "available-for-sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of applicable income taxes.

   Provision for Loan Losses - Provision for loan losses include charges to reduce the recorded balances of loans receivable to their estimated net realizable value or fair value, as applicable. Such provisions are based on management's estimate of net realizable value or fair value of the collateral, as applicable, considering the current operating or sales conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the near term. Recovery of the carrying value of such loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control.

   Real Estate Acquired Through Foreclosure - Real estate acquired through foreclosure is carried at the lower of fair value less estimated cost to sell or the balance of the loan on the property at date of acquisition. Costs related to the development of property are capitalized and those related to holding the property are charged to expense.

   Interest Income on Loans - Interest income is recognized as earned. Interest accruals are generally discontinued when a loan becomes 90 days past due or when principal or interest is considered doubtful of collection. When interest accruals are discontinued, interest credited to income is reversed.

   Office Properties and Equipment - Office properties and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the assets. The costs of maintenance and repairs are expensed as they are incurred and renewals and betterments are capitalized.

   Deferred Loan Fees - The Company defers all loan fees, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the interest method.

   Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash, interest-bearing deposits (with original maturities of 90 days or less), and federal funds sold. Generally federal funds are purchased the following day.

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

   Earnings Per Share - Basic and diluted earnings per share for 1999 is computed by dividing income available to common stockholders (net income from February 12, 1999 through December 31, 1999 or $670,000) by the weighted-average number of common shares outstanding for the period.

   Comprehensive Income - In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement requires the Company to present, as a component of comprehensive income, the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to shareholders' equity.

   Accounting Principles Issued But Not Yet Adopted - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management of the Company is in the process of evaluating the impact, if any, this statement will have on the Company's results of operations or financial position when adopted.

   Reclassifications - Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 presentation. Such reclassifications had no impact on reported net income.

3. INVESTMENT SECURITIES

   Investment securities are summarized as follows:

                                                                          December 31, 1999
                                                       ---------------------------------------------------------
                                                                          Gross         Gross      Approximate
                                                         Amortized     Unrealized     Unrealized       Fair
                                                            Cost          Gains         Losses        Value
   Investment Securities:                                                      (In thousands)
   Held to maturity:
     U. S. Treasury and Government agencies              $  28,222     $     42       $    457       $ 27,807
     FHLB notes                                             36,515                       2,767         33,748
     Municipal obligations                                     100                                        100
                                                         ---------     --------       --------       --------
   Total                                                 $  64,837     $     42       $  3,224       $ 61,655
                                                         =========     ========       ========       ========

   Available-for-sale:
     FHLB notes                                            $ 3,000                    $    279       $  2,721
     Mutual funds                                           21,106                         312         20,794
                                                         ---------                    --------       --------
   Total                                                 $  24,106                    $    591       $ 23,515
                                                         =========                    ========       ========

                                                                             December 31, 1998
                                                      ----------------------------------------------------------
                                                                         Gross          Gross       Approximate
                                                        Amortized      Unrealized     Unrealized       Fair
                                                           Cost          Gains          Losses         Value
   Investment Securities                                                    (In thousands)
   Held to maturity:
     U.S. Treasury and Government agencies               $  33,606     $    667                      $ 34,273
     FHLB notes                                             36,264          224       $    150         36,338
     Municipal obligations                                     100                                        100
                                                         ---------     --------       --------       --------
   Total                                                 $  69,970     $    891       $    150       $ 70,711
                                                         =========     ========       ========       ========

At December 31, 1998, the Company had no investment securities available for sale. For the year ended December 31, 1999, proceeds from sales of investment securities available for sale of $3,850,000 resulted in gross realized losses of $44,000.

   The amortized cost and approximate fair values of debt securities at December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                                 Approximate
                                                       Amortized    Fair
                                                         Cost       Value
                                                           (In thousands)

     Due in one year or less                          $ 11,020     $ 11,025
     Due after one year through five years              19,717       19,490
     Due after five years                               37,100       33,861
                                                      --------     --------
   Total                                              $ 67,837     $ 64,376
                                                      ========     ========

4. MORTGAGE-BACKED SECURITIES


   Mortgage-backed securities are summarized as follows:

                                                                       December 31, 1999
                                                   -------------------------------------------------------
                                                                    Gross        Gross      Approximate
                                                     Amortized    Unrealized   Unrealized      Fair
                                                        Cost        Gains        Losses        Value
   Mortgage-Backed Securities                                            (In thousands)
   Held to maturity:
     GNMA pass-through certificates                  $     461     $    25                     $    486
     FNMA pass-through certificates                     42,716          57       $  2,017        40,756
     FHLMC pass-through certificates                    14,331         112            155        14,288
                                                     ---------     -------       --------      --------
   Total                                             $  57,508     $   194       $  2,172      $ 55,530
                                                     =========     =======       ========      ========

   Available-for-sale:
     GNMA pass-through certificates                  $  14,636                   $    397      $ 14,239
     FNMA pass-through certificates                      9,714                        394         9,320
     FHLMC pass-through certificates                     1,949                         25         1,924
                                                     ---------                   --------      --------
   Total                                             $  26,299                   $    816      $ 25,483
                                                     =========                   ========      ========
                                                                       December 31, 1998
                                                   -------------------------------------------------------
                                                                     Gross         Gross      Approximate
                                                     Amortized    Unrealized     Unrealized      Fair
                                                        Cost         Gains         Losses        Value
                                                                         (In thousands)

   Held to Maturity:
     GNMA pass-through certificates                  $     686     $    54                     $    740
     FNMA pass-through certificates                     29,763         475       $   73          30,165
     FHLMC pass-through certificates                    20,334         633                       20,967
                                                     ---------     -------       ------        --------
   Total                                             $  50,783     $ 1,162       $   73        $ 51,872
                                                     =========     =======       ======        ========

   At December 31, 1998, the Company had no mortgage-backed securities available for sale. For the year ended December 31, 1999, proceeds from sales of mortgage-backed securities available for sale of $2,009,000 resulted in gross realized gains of $9,000.

   At December 31, 1999, the amortized cost of mortgage-backed securities pledged for public deposits was $547,000. At December 31, 1999, the amortized cost of mortgage-backed securities pledged for FHLB borrowings was $26,406,000.

5. LOANS RECEIVABLE

   Loans receivable at December 31, 1999 and 1998 consist of the following:

                                                                1999              1998
                                                                     (In thousands)

   Residential mortgage loans (primarily single family)     $  127,364        $   89,249
   Nonresidential mortgage loans                                 2,042             2,000
   Home equity loans and equity lines of credit                 16,691            14,403
   Education loans                                               2,011             2,144
   Other consumer loans                                            584               644
                                                            ----------        ----------
                                                               148,692           108,440

   Allowance for loan losses                                    (1,044)             (940)
   Net deferred fees and other credits                              10              (323)
                                                            ----------        ----------
   Net loans receivable                                     $  147,658        $  107,177
                                                            ==========        ==========

The Company lends to borrowers primarily in its local market area. The ultimate repayment of these loans is dependant to a certain degree on the local economy and the real estate market.

Nonaccrual loans amounted to $131,000, $523,000 and $631,469 at December 31, 1999, 1998 and 1997, respectively. Interest income which should have been earned on these loans during the years ended December 31, 1999, 1998 and 1997 was $10,000, $46,000 and $54,087, respectively. Interest income recognized on these loans during the years ended December 31, 1999 and 1998 was $2,000, $38,000 and $26,376, respectively.

   The Company originates and purchases both adjustable and fixed interest rates loans. At December 31, 1999, the composition of these loans was as follows:

                      Fixed-Rate                                        Adjustable-Rate
      --------------------------------------------       ----------------------------------------
                                                             Term to Rate              Book
            Term to Maturity          Book Value              Adjustment               Value
                                    (In thousands)                                 (In thousands)
      1 month to one year              $   2,172         1 month to one year           $ 7,561
      1 year to 3 years                    2,270         1 year to 3 years               2,353
      3 years to 5 years                   6,165
      5 years to 10 years                 51,249
      10 years to 20 years                46,810
      Over 20 years                       30,112
                                       ---------                                       -------

                                       $ 138,778                                       $ 9,914
                                       =========                                       =======

   The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to prime rate or U.S. Treasury rates. Future market factors may affect the correlation of the interest rate adjustment with the rates the Company pays on the short-term deposits that have been primarily utilized to fund these loans.

   The total amount of loans being serviced for the benefit of others was approximately $1,540,000 at December 31, 1998. No loans were serviced for others at December 31, 1999.

   An analysis of activity in allowance for losses at December 31, 1999, 1998 and 1997 is as follows:

                                                          1999          1998           1997
                                                                    (In thousands)
       Balance, beginning of year                      $   940         $ 667        $ 1,186

         Provision for losses                              155           300            400

         Charge-offs                                       (90)          (33)          (923)

         Recoveries                                         39             6              4
                                                       -------         -----        -------

       Balance, end of period                          $ 1,044         $ 940        $   667
                                                       =======         =====        =======

   The provision for loan losses charged to expense is based upon past loan experiences and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and
   118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant.

   The following table summarizes impaired loan information:

                                                                                      December 31,
                                                                                  -------------------
                                                                                    1999       1998
                                                                                     (In thousands)
      Total recorded investment in impaired loans with allowance
        for loan losses in accordance with SFAS No. 114                             $  0       $ 76
                                                                                    ====       ====

      Total recorded investment in impaired loans                                      0         76
                                                                                    ====       ====
      Total allowance related to impaired loans in accordance
        with SFAS No. 114                                                              0          9
                                                                                    ====       ====

                                                                                 Years Ended December 31,
                                                                            ---------------------------------
                                                                               1999       1998        1997
                                                                                      (In thousands)
      Average investment in impaired loans                                    $  36      $  77       $ 362
                                                                              =====      =====       =====
      Cash basis interest income recognized on impaired loans                 $   0      $   3       $   4
                                                                              =====      =====       =====
      Interest income recognized on impaired loans                            $   0      $   3       $   4
                                                                              =====      =====       =====

   Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis.

   Commercial loans and consumer loans are placed on nonaccrual at the time the loan is 60 days delinquent unless the credit is well secured and in the process of collection. Generally, commercial loans and consumer loans are charged off no later than after they become 120 days delinquent unless the loan is well secured and in the process of collection, or other extenuating circumstances support collection. Residential real estate and commercial real estate loans are typically placed on nonaccrual at the time the loan is 90 days delinquent. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

   Certain directors and officers of the Company have loans with the Company. Such loans were made in the ordinary course of business and do not represent more than a normal risk of collection. Total loans to these persons amounted to $277,000, $286,000 and $294,000 at December 31, 1999, 1998 and 1997,
   respectively. Loan repayments for the year ended December 31, 1999, 1998 and 1997 were $9,000, $8,000 and $8,000, respectively.

6. ACCRUED INTEREST RECEIVABLE

   Accrued interest receivable at December 31, 1999 and 1998 consists of the following:

                                                                                    1999            1998
                                                                                        (In thousands)
      Investments and interest-bearing deposits                                   $ 1,298         $ 1,295
      Mortgage-backed securities                                                      496             325
      Loans receivable                                                                776             600
                                                                                  -------         -------
      Total                                                                       $ 2,570         $ 2,220
                                                                                  =======         =======

7. OFFICE PROPERTIES AND EQUIPMENT

   Office properties and equipment at December 31, 1999 and 1998 are summarized by major classifications as follows:

                                                                                            1999          1998
                                                                                              (In thousands)
      Land and buildings                                                                  $ 3,179       $ 3,370
      Furniture and equipment                                                               2,468         2,305
                                                                                          -------       -------

        Total                                                                               5,647         5,675
      Accumulated depreciation                                                             (2,725)       (2,511)
                                                                                          -------       -------

      Net                                                                                 $ 2,922       $ 3,164
                                                                                          =======       =======

8. DEPOSITS

   Deposits consist of the following major classifications at December 31, 1999 and 1998:

                                                                   1999                            1998
                                                       ---------------------------     ---------------------------
                                                          Amount        Percent           Amount        Percent
                                                                               (In thousands)
      Passbook and clubs                                 $ 34,114          14.4%         $ 34,921          14.8%
      Checking accounts                                    37,618          15.8            36,433          15.4
      Money market demand                                  44,961          18.9            42,672          18.1
                                                         --------       -------          --------       -------

                 Core account total                       116,693          49.1           114,026          48.3
                                                         --------       -------          --------       -------

      Certificates:
        Less than $100,000                                110,250          46.3           111,853          47.3
        $100,000 or more                                   10,909           4.6            10,369           4.4
                                                         --------       -------          --------       -------

                 Certificate total                        121,159          50.9           122,222          51.7
                                                         --------       -------          --------       -------

      Total                                               237,852         100.0%          236,248         100.0%
                                                         ========       =======          ========       =======

   The weighted average cost of deposits was 4.1% and 4.3% at December 31, 1999 and 1998, respectively. The Company had no brokered deposits at December 31, 1999 or 1998.

   A summary of certificates by maturity at December 31, 1999 is as follows:

                                                                                          Amount         Percent
                                                                                              (In thousands)
      One year or less                                                                   $ 52,941          43.7%
      One through three years                                                              43,486          35.9
      Three through five years                                                             12,451          10.3
      Over Five years                                                                      12,281          10.1
                                                                                         --------         -----

      Total                                                                              $121,159         100.0%
                                                                                         ========         =====

   Interest expense on deposits consists of the following:

                                                                                   Years Ended
                                                                                   December 31,
                                                                     --------------------------------------
                                                                        1999          1998           1997
                                                                                  (In thousands)

      Passbook and clubs                                              $ 1,077       $   965        $   978
      Checking Accounts                                                   601           625            646
      Money Market Demand                                               1,456         1,490          1,527
      Certificates                                                      6,822         6,796          6,203
      Early withdrawal penalties                                          (36)          (37)           (35)
                                                                      -------       -------        -------

      Total                                                           $ 9,920       $ 9,839        $ 9,319
                                                                      =======       =======        =======

9. BORROWINGS

   The Company had outstanding advances from the Federal Home Loan Bank of New York as follows:

                                                                       December 31,
                                                 --------------------------------------------------------
                                                           1999                            1998
                                                 ------------------------        ------------------------
                                                                       (In thousands)
Federal Home Loan Bank
  advances maturing in:
  1999                                                                           $  1,000          4.760%
  2000                                           $  9,498          5.694%
  2001                                                132          6.615              132          6.615
  2002                                                 44          6.615               44          6.615
  2003                                              5,000          4.950            5,000          4.950
  2005                                              2,000          5.080            2,000          5.080
  2006                                                500          5.530
  2008                                             12,400          5.098           12,400          5.098
  2009                                              7,500          5.543
                                                 --------          -----         --------          -----

Total                                            $ 37,074          5.232%        $ 20,576          5.057%
                                                 ========          =====         ========          =====

   Included in the table above at December 31, 1999 and 1998 are advances callable by the FHLB at various dates.

   The advances were collateralized by Federal Home Loan Bank stock and first mortgage loans and securities held by the Company.

10. COMMITMENTS AND CONTINGENCIES

    Commitments at December 31, 1999 consist of the following:

                                                                                         (In thousands)
      Fixed rate mortgages                                                                   $   746
      Consumer loans                                                                             312
      Unused lines of credit                                                                   2,181
      Mortgage-backed securities                                                               2,000
                                                                                             -------

      Total                                                                                  $ 5,239
                                                                                             =======

    At December 31, 1999, all commitments are expected to be funded within one year.

11. INCOME TAXES

    Income taxes consist of the following:

                                                                                   Years Ended
                                                                                   December 31,
                                                                   -------------------------------------------
                                                                        1999           1998            1997
                                                                                   (In thousands)
      Current:
        Federal                                                       $ 1,702        $ 1,226         $ 1,039
        State                                                             (41)           102             106
                                                                      -------        -------         -------

                 Total current                                          1,661          1,328           1,145

      Deferred - federal income taxes (benefit)                        (1,260)          (106)            128
                                                                      -------        -------         -------

      Total                                                           $   401        $ 1,222         $ 1,273
                                                                      =======        =======         =======

    The Company's provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income taxes for the following reasons:




                                                                        Years Ended
                                                                         December 31,
                                         ---------------------------------------------------------------------
                                                 1999                     1998                  1997
                                         ---------------------    ---------------------  ---------------------
                                          Amount      Percent      Amount      Percent    Amount      Percent
      At Statutory rate                   $ 460        35.0%       $1,189        35.0%    $1,238        35.0%
      Surtax exemption                      (13)       (1.0)          (34)       (1.0)       (35)       (1.0)
      Adjustments resulting in:
        State tax- net of federal
          tax provision                     (27)       (2.0)           66         2.0         69         2.0
        Other, net                          (19)       (1.5)            1                      1
                                          -----      ------        ------       -----     ------       -----

      Total                               $ 401       30.5 %       $1,222        36.0%    $1,273        36.0%
                                          =====      ======        ======       =====     ======       =====

    Items that gave rise to significant portions of the deferred tax accounts at December 31, 1999, and 1998 are as follows:

                                                                             1999           1998
                                                                                 (In thousands)
      Deferred tax assets:
        Deferred loan costs                                                 $    33        $    57
        Deferred loan fees                                                       59             78
        Allowance for loan losses                                               216             99
        Charitable contribution                                                 975
        Unrealized loss on available for sale securities                        532
                                                                            -------        -------

                 Total                                                        1,815            234
      Deferred tax liabilities - Property                                       (74)          (112)
      Other                                                                     (12)
                                                                            -------        -------

      Total                                                                 $ 1,729        $   122
                                                                            =======        =======

11. DEFINED CONTRIBUTION PLAN

    The Company has a noncontributory, defined contribution plan for all regular full-time employees meeting certain eligibility requirements. Expense related to the plan, which is based on a percentage of the participants' salaries as provided by the plan, was $292,000, $277,000 and $266,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

12. REGULATORY CAPITAL REQUIREMENT

    The Association is subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and tier I risk-based and risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 1999, that the Association meets all capital adequacy requirements to which it is subject.

    As of December 31, 1999, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum core and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

    The Association's actual tangible, core and tier risk-based capital equals its retained earnings as of December 31, 1999 and 1998. Included in the Association's actual risk-based capital are permitted amounts of the allowance for loan losses of $1,044,000 and $931,000 as of December 31, 1999 and 1998, respectively.

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                     Required for Capital       Prompt Corrective
                                                   Actual              Adequacy Purposes         Action Provisions
                                           ---------------------    ----------------------  ------------------------
                                             Amount      Ratio        Amount      Ratio        Amount      Ratio
                                                                         (In thousands)
      December 31, 1999:
        Tangible Capital                    $ 44,584     13.85%       $ 4,827      1.50%           N/A       N/A
        Core Capital                          44,584     13.85          9,654      3.00       $ 16,091      5.00%
        Tier 1 Risk-Based Capital             44,584     37.05            N/A       N/A          7,221      6.00
        Risk Based Capital                    45,627     37.91          9,627      8.00         12,034     10.00

      December 31, 1998:
        Tangible Capital                    $ 24,689      9.88%       $ 3,747      1.50%           N/A       N/A
        Core Capital                          24,689      9.88          7,494      3.00       $ 12,490      5.00%
        Tier 1 Risk-Based Capital             24,689     26.56            N/A       N/A          5,577      6.00
        Risk Based Capital                    25,343     27.27          7,436      8.00          9,295     10.00

   At the time of Conversion, the Association established a liquidation account in an amount of approximately $26,000,000, its equity as reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Association after the conversion. In the event of a complete liquidation of the Association, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                        December 31,
                                             ------------------------------------------------------------------
                                                          1999                                1998
                                             ----------------------------------   -----------------------------
                                                               Estimated                           Estimated
                                               Carrying           Fair             Carrying           Fair
                                                Amount           Value              Amount           Value
      Assets:
        Cash and Cash Equivalents              $  5,800         $  5,800           $ 49,987        $  49,987
        Investment Securities                    88,352           85,170             69,970           70,711
        Mortgage-backed Securities               82,991           81,013             50,783           51,872
        FHLB stock                                2,138            2,138              1,249            1,249
        Loans Receivable, net                   147,658          144,004            107,177          109,813

      Liabilities:
        Deposits                                237,852          236,859            236,248          239,726
        Advances from Federal
          Home Loan Bank                         37,074           33,995             20,576           20,323

    The estimated fair value of investment securities and mortgage-backed securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Although the FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determined fair value.

    The fair value of loans, time deposits, and advances from the Federal Home Loan Bank were based on data published by the OTS. The fair value of demand deposits and savings accounts is the amount reported in the financial statements.

    The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The deferred income amounts of approximately $4,000 at December 31, 1999 and 1998, on such off-balance sheet financial instruments approximates their fair values.

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts since December 31, 1999 and 1998 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14. INTEREST RATE RISK

    The company is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans secured by real estate and other consumer loans and to purchase certain investments. The potential for interest rate risk exists as a result of the shorter repricing period of the Company's interest-sensitive liabilities compared to the generally longer repricing period of interest-sensitive assets. In a rising rate environment liabilities will reprice faster than assets, thereby reducing the market value of long-term assets and net interest income. For this reason, management regularly monitors the maturity structure of the Association's assets and liabilities in order to measure this risk and enacts measures to manage the volatility of future interest rate movements.

15. EMPLOYEE STOCK OWNERSHIP PLAN

    In connection with the Conversion, the Association established an ESOP for the benefit of eligible employees. The ESOP purchased 303,474 shares of common stock in the Conversion utilizing proceeds of a loan from the Company. The loan will be repaid over a period of 15 years and is collateralized by the common stock purchased by the ESOP. At December 31, 1999, 20,232 shares of the total ESOP were allocated to participants. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans, which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity as additional paid-in capital. Management expects the recorded amount of expense to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. The Company recorded compensation and employee benefit expense related to the ESOP of $261,000 for the year ended December 31, 1999.

16. PARENT COMPANY FINANCIAL INFORMATION

    Condensed financial statements of South Jersey Financial Corporation are as follows:

                                                                  December 31,
                                                                      1999
Statements of Financial Condition                                (In thousands)
Assets

Cash and cash equivalents                                            $  1,829
Investment in subsidiary                                               44,105
Investment securities available for sale at fair value                  2,721
Mortgage-backed securities available for sale at fair value             7,347
Other assets                                                            1,524
                                                                     --------
Total Assets                                                         $ 57,526
                                                                     ========

Liabilities and Shareholders' Equity

Liabilities -
  Accounts payable and accrued expenses                              $    278
                                                                     --------

Shareholders' equity:
  Common stock                                                             38
  Paid-in-capital in excess of par                                     36,265
  Unearned ESOP shares                                                 (2,832)
  Treasury stock                                                       (2,831)
  Retained earnings - partially restricted                             27,481
  Accumulated other comprehensive loss                                   (873)
                                                                     --------
           Total shareholders' equity                                  57,248
                                                                     --------
Total Liabilities and Shareholders' Equity                           $ 57,526
                                                                     ========

                                                          Year Ended
                                                         December 31,
                                                             1999
                                                    (Dollars in thousands)
Statement of Income

Income:
  Interest income                                          $    949
  Interest expense                                               60
                                                           --------
           Net Interest Income                                  889
                                                           --------

Other Income -
  Equity in undistributed income of subsidiary                2,506
                                                           --------
Operating Expenses:
  Other operating                                               629
  Foundation contribution                                     2,811
                                                           --------
           Total operating expenses                           3,440
                                                           --------
Income Before Income Taxes                                      (45)
Income Tax (Benefit) Expense                                   (959)
                                                           --------
Net Income                                                 $    914
                                                           ========

                                                                                   Year Ended
                                                                                   December 31,
                                                                                      1999
                                                                              (Dollars in thousands)
Statement of Cash Flows

Operating Activities:
  Net income                                                                       $   914
  Amortization of premium/discounts on mortgage-backed securities, net                  (6)
  ESOP expense                                                                         261
  Changes in assets and liabilities which provided (used) cash:
    Other assets                                                                    (1,262)
    Accounts payable and accrued expenses                                              278
                                                                                   -------
           Net cash provided by operating activities                                   185
                                                                                   -------

Investing Activities:
  Capital investment in subsidiary bank                                            (15,214)
  Increase in investment in subsidiary bank                                         (2,506)
  Purchase of:
    Mortgage-backed securities                                                      (7,950)
    Investment securities                                                           (3,000)
    Maturing mortgage-backed securities                                                232
                                                                                   -------
           Net cash used in investing activities                                   (28,438)
                                                                                   -------

Financing Activities:
  Purchase of treasury stock                                                        (2,831)
  Dividends on common stock                                                           (297)
  Net proceeds from issuance of common stock                                        33,210
                                                                                   -------
           Net cash provided by financing activities                                30,082
                                                                                   -------

Increase in Cash and Cash Equivalents                                                1,829

Cash and Cash Equivalents, beginning of year                                             0
                                                                                   -------
Cash and Cash Equivalents, end of year                                             $ 1,829
                                                                                   =======

17. ACQUISITION OF THE COMPANY

   Pursuant to an Agreement and Plan of Merger dated as of March 15, 2000, by and among the Company, Richmond County Financial Corp. ("Richmond County") and Richmond County Acquisition, Inc. ("Acquisition Sub"), the Company has agreed to merge with the Acquisition Sub, with the Company being the surviving corporation. Immediately after this merger, the Association will merge with Richmond County Savings Bank ("Richmond County Bank"), with Richmond County Bank being the surviving institution. Under the merger agreement, each outstanding share of the Company's common stock will automatically become exchangeable for $20.00 in cash. The merger is subject to approval of the holders of a majority of the outstanding stock of the Company and to regulatory approval. It is anticipated that the transaction will be submitted to a vote of the Company's shareholders in the second quarter of the year.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
         ----------------------------------------------------------------
         None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         ----------------------------------------------------------------------

            The Company's Board of Directors currently consists of eight members and is divided into three classes, each of which contains approximately one-third of the Board. Six members of the Board are independent directors and two are members of management. The directors are elected by the stockholders of the Company for staggered three year terms, or until their successors are elected and qualified.

         Information regarding the directors is provided below. Unless otherwise stated, each individual has held his current occupation for the past five years. The age indicated in each individual's biography is as of December 31, 1999. Except for Messrs. Seidman and Baer, the indicated period for service as a director includes service as a director of the Association.

         The following directors have terms ending in 2000:

Robert J. Colacicco has been employed with the Association since 1967 and has served as President and Chief Executive Officer of the Association since 1971 and President and Chief Executive Officer of the Company since 1998. Mr. Colacicco has been a member of the Board of Directors since 1976. Age 65.

Richard G. Mohrfeld is currently an employee of Mohrfeld-Petro, Inc. and was the former President of Mohrfeld, Inc., heating oil distributors located in Collingswood, New Jersey. Mr. Mohrfeld has been a member of the Board of Directors since 1983. Age 54.

John V. Field has been a practicing attorney for the past 29 years. He is sole shareholder in the firm of John V. Field, PA. In 1977, Mr. Field became General Counsel of the Association. Mr. Field has been a Member of the Board of Directors since 1998. Age 55

         The following directors have terms ending in 2001:

Richard W. Culbertson, Jr. is a certified public accountant and a partner in the firm of Bowman & Company LLP, Voorhees, New Jersey. Mr. Culbertson has been a member of the Board of Directors since 1992 and has served as Chairman of the Board since 1998. Age 55.

Ronald L. Woods is a representative of Lenny, Vermaat and Leonard, a real estate brokerage firm located in Haddonfield, New Jersey. Mr. Woods has been a member of the Board of Directors since 1998. Age 41.

         The following directors have terms ending in 2002:

Gregory M. DiPaolo is Executive Vice President, Treasurer and Chief Operating Officer of the Association and has been Executive Vice President and Chief Operating Officer of the Company since 1998. Mr. DiPaolo has been employed by the Association since 1973 and has been a member of the Board of Directors since 1982. Age 51.

Lawrence B. Seidman is an attorney and the manager of Seidman & Associates, L.L.C. and Seidman & Associates II, L.L.C.; the President of Veteri Place Corp., the sole General Partner of Seidman Investment Partnership, LP and Seidman Investment Partnership II, LP; manager of Federal Holdings, L.L.C.; and a business consultant to certain corporations and individuals, including, but not limited to, Kerrimatt, LP and Crown Associates, L.L.C. These entities are generally engaged in investing in publicly-traded securities. Mr. Seidman is also a director of CNY Financial Corporation. Mr. Seidman is a former director of Crestmont Financial Corporation, The Savings Bank of Rockland County and Atlantic Gulf Corporation. Mr. Seidman has been a member of the Board of Directors since 1999. Age 52

Richard Baer is President of Casper Partition Systems, Inc., a company that refurbishes office partitions for retail sale, located in Newark, New Jersey. Mr. Baer has been a member of the Board of Directors since 1999. Age 52.

Executive Officers Who Are Not Directors

         Jane E. Brode joined the Association in 1972 and has served in various positions since that time. In 1992, Ms. Brode became Senior Vice President. Ms. Brode is responsible for the Association's retail savings department. Age 50.

         Joseph M. Sidebotham joined the Association in 1979 and has been Controller since 1980. In 1992, Mr. Sidebotham was promoted to Senior Vice President. Mr. Sidebotham is responsible for regulatory reporting, monitoring investments, MIS and the accounting and internal auditing functions of the Association. Mr. Sidebotham has also been Chief Accounting Officer and Corporate Secretary of the Company since 1998. Age 44.

         Paul D. Wampler joined the Association in 1997 and is Senior Vice President. Mr. Wampler is the Association's Chief Lending Officer and oversees all mortgage and consumer lending activities. Age 40.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

         Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of the Company's executive officers and directors has complied with applicable reporting requirements for transactions in South Jersey Financial Corporation's common stock during the year ended December 31, 1999.

Item 10. Executive Compensation.

Director Compensation of the Association and the Company

         All non-employee directors and director emeritus of the Association receive an annual retainer of $9,500 a year, except that the Chairman of the Board receives an annual retainer of $10,500. All non-employee directors and director emeritus of the Association also receive $500 for each Board meeting attended and $250 for each Committee meeting attended. Non-employee directors and director emeritus of the Company receive an annual retainer of $3,500 and do not receive additional fees for meetings of the Board of Directors of the Company.

Consulting Agreement

         On August 16, 1999, the Company entered into a consulting agreement with Mr. Seidman. The agreement, which is for a one-year term, commenced on August 16, 1999 and provided that Mr. Seidman be paid an amount of $45,000 for consulting services to the Company.

Executive Compensation

         Summary Compensation Table. The following table sets forth the cash compensation paid by the Company for services rendered in all capacities during the years ended December 31, 1999, 1998 and 1997, to the Chief Executive Officer and to executive officers of the Company who received salary and bonus in excess of $100,000 ("Named Executive Officers").

                                                                       Long-Term Compensation(2)
                                                                     ------------------------------
                                       Annual Compensation(1)                Awards          Payouts
                                 ----------------------------------  ----------------------  ------
                                                           Other     Restricted Securities
Name and                 Fiscal                            Annual      Stock     Underlying    LTIP     All Other
Principal Positions       Year     Salary     Bonus   Compensation(2) Awards   Options/SARs  Payouts   Compensation(3)
-------------------      ------  ----------  -------  -------------  --------  ------------  ------  -------------
Robert J. Colacicco       1999     $170,435  $37,496       --          --          --         --          $ 51,036
  President and Chief     1998     $153,331  $32,599       --          --          --         --          $ 44,884
  Executive Officer       1997     $141,107  $31,044       --          --          --         --          $ 39,821

Gregory M. DiPaolo        1999     $142,730  $32,064       --          --          --         --          $ 37,894
 Executive Vice President 1998     $128,410  $25,201       --          --          --         --          $ 27,851
 Treasurer and            1997     $118,102  $25,982       --          --          --         --          $ 25,231
 Chief Operating Officer

Jane E. Brode             1999    $  94,328   14,147       --          --          --         --           $16,987
  Senior Vice President
  Savings

Joseph M. Sidebothan      1999     $ 87,422  $23,111       --          --          --         --           $16,932
  Corporate Secretary and
  Chief Accounting Officer

(1) Under Annual Compensation, the column titled "Bonus" consists of Board approved discretionary bonus. During 1999, Messrs. DiPaolo and Sidebotham received Board approved discretionary bonuses of $2,000 and $10,000, respectively, for their efforts in connection with the Association's mutual to stock conversion transaction. In addition, a Board-approved discretionary cash bonus for all Named Executive Officers for the year ended December 31, 1999 was determined and paid in 2000.
(2) The aggregate amount of perquisites and other personal benefits was the lesser of $50,000 or 10% of the total salary and bonus reported. For 1999, 1998 and 1997, the Company had no stock-related plans in existence.
(3) For 1999, other compensation consists of employer contributions of $30,000, $29,429, $16,728 and $16,391, to the Association's money purchase pension plan on behalf of Messrs. Colacicco, DiPaolo and Sidebotham and Ms. Brode, respectively. For 1999, other compensation also includes the value of life insurance premiums of $3,033, $1,005, $204 and $596 paid by the Association on behalf of Messrs. Colacicco, DiPaolo and Sidebotham and Ms. Brode, respectively. For 1999, other compensation also includes employer contributions of $18,003 and $7,460 credited under the Company's supplemental executive retirement plan for Messrs. Colacicco and DiPaolo, respectively.

Employment Agreements

         Effective February 12, 1999, the Association entered into employment agreements (collectively, the "Association Employment Agreements") with Messrs. Colacicco, DiPaolo, Sidebotham and Ms. Brode, and the Company entered into employment agreements with Messrs. Colacicco, DiPaolo and Sidebotham (collectively, the "Company Employment Agreements") (individually, the "Executive" and, collectively, the "Executives"). The employment agreements were subject to the review and approval of the OTS. Review of compensation arrangements by the OTS does not indicate, and should not be construed to indicate, that the OTS has passed upon the merits of such arrangements. The employment agreements are intended to ensure that the Association and the Company will be able to maintain a stable and competent management base. The continued success of the Association and the Company depends to a significant degree on the skills and competence of the Executives.

         The Association Employment Agreements provide for a three-year term for Messrs. Colacicco and DiPaolo and a two-year term for Mr. Sidebotham and Ms. Brode. The Association Employment Agreements provide that commencing on the first anniversary date and continuing each anniversary date thereafter the Board of Directors may extend the agreement for an additional year so that the remaining term shall be three years, in the case of Messrs. Colacicco and DiPaolo, and two years, in the case of Mr. Sidebotham and Ms. Brode, unless written notice of non-renewal is given by the Board of Directors after conducting a performance evaluation of the Executive. The Company Employment Agreements provide for a three-year term for Messrs. Colacicco and DiPaolo and a two-year term for Mr. Sidebotham. The terms of the Company Employment Agreements shall be extended on a daily basis, unless written notice of non-renewal is given by the Board of the Company. The Association and Company Employment Agreements provide that the Executive's base salary will be reviewed annually. In addition to the base salary, the employment agreements provide for, among other things, participation in various employee benefit plans and stock-based compensation programs, as well as furnishing fringe benefits available to similarly situated executive personnel. The employment agreements provide for termination by the Association or the Company for cause (as defined in the agreements) at any time. In the event the Association or the Company chooses to terminate the Executive's employment for reasons other than for cause or, in the event of the Executive's resignation from the Association and the Company upon:
(i) failure to re-elect the Executive to his current offices; (ii) a material change in the Executive's functions, duties or responsibilities; (iii) a relocation of the Executive's principal place of employment by more than 25 miles; (iv) liquidation or dissolution of the Association or the Company; or (v) a breach of the Employment Agreements by the Association or the Company, the Executive or, in the event of death, the Executive's beneficiary would be entitled to receive an amount generally equal to the remaining base salary and bonus payments that would have been paid to the Executive during the remaining term of the employment agreements. In addition, the Executive would receive a payment attributable to the contribution that would have been made on the Executive's behalf to any employee benefit plans of the Association or the Company during the remaining term of the employment agreements, together with the value of stock-based incentives previously awarded to the Executive. The Association and the Company would also continue and pay for the Executive's life, health and disability coverage for the remaining term of the employment agreement. Upon any termination of the Executive, the Executive is subject to a covenant not to compete with the Company or the Association for one year.

         Under the agreements, if involuntary termination or voluntary termination follows a change in control of the Association or the Company, the Executive or, in the event of the Executive's death, the Executive's beneficiary, would receive a severance payment generally equal to the greater of: (i) the payments due for the remaining terms of the agreement, including the value of stock-based incentives previously awarded to the Executive; or (ii) three times the average of the five preceding taxable years' annual compensation. The Association and the Company would also continue the Executive's life, health, and disability coverage for thirty-six months, in the case of Messrs. Colacicco and DiPaolo, and twenty-four months in the case of Mr. Sidebotham and Ms. Brode. Notwithstanding that both agreements provide for a severance payment in the event of a change in control, the Executive may receive a severance payment under only one agreement. In the event of a change in control of the Association or Company, the total amount of payments due under the Employment Agreements, based solely on the base salaries paid to the Executives, and excluding any benefits under any employee benefit plan which may otherwise become payable, would equal approximately $1.6 million.

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

         Supplemental Executive Retirement Plan. The Internal Revenue Code (the "Code") limits the amount of compensation the Association may consider in providing benefits under its tax-qualified retirement plans, such as the Pension Plan and the Association's employee stock ownership plan (ESOP). The Code further limits the amount of contributions and benefit accruals under such plans on behalf of any employee. To provide benefits to make up for the reduction in benefits flowing from these limits in connection with the Pension Plan, the Association has adopted a non- qualified deferred compensation arrangement, sometimes referred to as a "Supplemental Executive Retirement Plan" ("SERP"). In connection with the Conversion, the Association amended the deferral compensation plan to provide for benefits related to the ESOP. The SERP will generally provide benefits to eligible individuals (designated by the Board of Directors of the Association or its affiliates) that cannot be provided under the Pension Plan and/or ESOP as a result of the limitations imposed by the Code, but that would have been provided under the Pension Plan and/or ESOP but for such limitations. In addition to providing for benefits lost under tax-qualified plans as a result of limitations imposed by the Code, the SERP will also make up lost ESOP benefits to designated individuals who retire, who terminate employment in connection with a change in control, or whose participation in the ESOP ends due to termination of the ESOP in connection with a change in control (regardless of whether the individual terminates employment) prior to the complete scheduled repayment of the ESOP loan. Generally, upon the retirement of an eligible individual or upon a change in control of the Association or the Company prior to complete repayment of the ESOP Loan, the SERP will provide the individual with a benefit equal to what the individual would have received under the ESOP had he remained employed throughout the term of the ESOP or had the ESOP not been terminated prior to the scheduled repayment of the ESOP loan. An individual's benefits under the SERP will become payable upon the participant's retirement (in accordance with the standard retirement policies of the Association), upon the change in control of the Association or the Company, or as determined under the ESOP and Pension Plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         Security Ownership of Certain Beneficial Owners. The following table sets forth information as to those persons believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock as of March 13, 2000 or as disclosed in certain reports received to date regarding such ownership filed by such persons with the Company and with the SEC, in accordance with Sections 13(d) and 13(g) of the Exchange Act. Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, that owns more than 5% of the Company's Common Stock as of March 13, 2000.

                                         Name and Address of
     Title of Class                        Beneficial Owner                 Number of Shares       Percent of Class
------------------------     --------------------------------------------  ------------------    ------------------
Common Stock                 Seidman and Associates, L.L.C.,                   328,100(1)               9.6%
                             Seidman and Associates II, L.L.C.,
                             Seidman Investment Partnership, L.P.,
                             Seidman Investment Partnership II, L.P.
                             Lawrence B. Seidman, Kerrimatt, L.P.
                             Federal Holdings, L.L.C., Benchmark
                             Partners, L.P., Richard Whitman,
                             Lorraine DiPaolo
                             100 Misty Lane
                             Parsippany,  New Jersey  07054

Common Stock                 South Jersey  Savings and Loan Association        303,474(2)               8.9%
                             Employee Stock Ownership Plan
                             4651 Route 42
                             Turnersville, New Jersey  08012

Common Stock                 The South Jersey Savings Charitable Foundation    280,995(3)               8.2%
                             4651 Route 42
                             Turnersville, New Jersey  08012

Common Stock                 Wallace R. Weitz & Company                        240,000(4)               7.0%
                             One Pacific Place
                             Suite 600
                             Omaha, NE 68124

(1) Based on information disclosed by the group of reporting persons set forth herein in a Schedule 13D filed with the SEC.
(2) Shares of Common Stock were acquired by the ESOP in the Association's conversion. The ESOP Committee administers the ESOP. First Bankers Trust Company, N.A. has been appointed as the corporate trustee for the ESOP ("ESOP Trustee"). The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. Under the ESOP, unallocated shares held in a suspense account will be voted by the ESOP Trustee in a manner calculated to most accurately reflect the instructions received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of ERISA. As of March 13, 2000, 20,232 shares have been allocated and 283,242 shares remain unallocated.
(3) The Foundation was established and funded by the Company in connection with the Association's Conversion with an amount of the Company's Common Stock equal to 8.0% of the total amount of Common Stock sold in the Conversion. The Foundation is a Delaware non-stock corporation and is dedicated to the promotion of charitable purposes within the communities in which the Association operates. The Foundation is governed by a board of directors with four members, three of whom are directors or officers of the Company or the Association. Pursuant to the terms of the contribution of Common Stock, as mandated by the OTS, all shares of Common Stock held by the Foundation must be voted in the same ratio as all other shares of the Company's Common Stock on all proposals considered by shareholders of the Company.
(4) Based on information disclosed by the reporting person set forth herein in a Schedule 13G filed with the SEC on February 4, 2000.

         Security Ownership of Management. The following table sets forth as of March 13, 2000 the number of shares of Common Stock beneficially owned by each director, each Named Executive Officer and all directors and executive officers as a group. Ownership information is based upon information furnished by the respective individuals.

                                                                       Amount and
                                                                       Nature of
                                                                       Beneficial      Percent of
Title of Class                                    Name                Ownership(1)      Class(2)
---------------------------            --------------------------   ----------------  ------------
Directors
Common Stock                           Arthur E. Armitage, Jr.(3)           15,443(4)      *
Common Stock                           Richard Baer                          1,000(4)      *
Common Stock                           Robert J. Colacicco                  33,436(5)      *
Common Stock                           Richard W. Culbertston, Jr.          11,443(4)      *
Common Stock                           Gregory M. DiPaolo                   50,821(5)     1.5%
Common Stock                           John V. Field                        25,443(4)      *
Common Stock                           Richard G. Mohrfeld                  20,443(4)      *
Common Stock                           Lawrence B. Seidman(6)              328,100(4)     9.6%
Common Stock                           Ronald L. Woods                      34,043(4)      *

Named Executive Officers
(Who are not Directors)
Common Stock                           Jane E. Brode                        19,400(5)      *
Common Stock                           Joseph M. Sidebotham                 13,900(5)      *

Common Stock                           All Directors and Executive           564,007     16.5%
                                       Officers as a Group (12
                                       persons)

*    Does not exceed 1.0% of the Company's voting securities.
(1) Each person effectively exercises sole (or shares with spouse or other immediate family members) voting or dispositive power as to shares reported.
(2) As of March 13, 2000, there were 3,423,571 shares of Common Stock outstanding.
(3) Mr. Armitage is a director of South Jersey Savings and Loan Association only.
(4) Includes 5,443 shares awarded to each outside director under the South Jersey Financial Corp, Inc. 2000 Restricted Stock Plan.
(5) Includes 18,236, 16,021, 7,500, 7,500 shares awarded to Messrs. Colacicco, DiPaolo and Sidebotham and Ms. Brode respectively, under the South Jersey Financial Corporation, Inc. 2000 Restricted Stock Plan.
(6) For further information concerning shares beneficially held by Mr. Seidman, see "Security Ownership of Certain Beneficial Owners."

Item 12. Certain Relationships and Related Transactions.

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

         The Association currently makes loans to its executive officers and directors on the same terms and conditions offered to the general public. The Association's policy provides that all loans made by the Association to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1999, one of the Association's directors,

Mr. Mohrfeld, had a residential first mortgage loan with the Association which had an outstanding balance totaling $208,000. In addition, one of the Association's directors, Mr. Woods, is the executor of an estate which has a residential first mortgage loan with the Association which had an outstanding balance totalling $69,000, at December 31, 1999. Such loans were made by the Association in the ordinary course of business, with no favorable terms and such loan does not involve more than the normal risk of collectibility or present unfavorable features.

         The Company intends that all transactions in the future between the Company and its executive officers, directors, and holders of 10% or more of the shares of any class of its common stock and affiliates thereof, will contain terms no less favorable to the Company than could have been obtained by it in arm's length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the Company not having any interest in the transaction.

Other Transactions With Affiliates

         The Company and the Association utilize the services of the law offices of John V. Field, PA, of which Mr. Field, a director of the Company and the Association, is the sole shareholder, for a variety of legal work relating to the ordinary course of the Company's and Association's business. During 1999, the Company and the Association made payments to Mr. Field's firm for legal services totalling $34,000.


Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

(a)      The following exhibits are filed as a part of this report:

         Exhibit
         Number
         -------
         3.1 Certificate of Incorporation of South Jersey Financial Corporation, Inc. (1)
         3.2      By-Laws of South Jersey Financial Corporation, Inc. (1)
         4.0      Stock Certificate of South Jersey Financial
                  Corporation, Inc.(1)
         10.3 Employment Agreement between South Jersey Savings and Loan Association and Robert J. Colacicco(2)
         10.4 Employment Agreement between South Jersey Savings and Loan Association and Gregory M. DiPaolo(2)
         10.5 Employment Agreement between South Jersey Savings and Loan Association and Joseph M. Sidebotham(2)
         10.6 Employment Agreement between South Jersey Savings and Loan Association and Jane E. Brode(2)
         10.8     Employment Agreement between South Jersey Financial
                  Corporation, Inc. and Robert J. Colacicco(2)
         10.9     Employment Agreement between South Jersey Financial
                  Corporation, Inc. and Gregory M. DiPaolo(2)
         10.10    Employment Agreement between South Jersey Financial
                  Corporation, Inc. and Joseph M. Sidebotham(2)
         10.12 Form of South Jersey Savings and Loan Association Supplemental Executive Retirement Plan (1)
         10.13    South Jersey Financial Corporation, Inc. 2000 Stock Option
                  Plan (3)
         10.14 South Jersey Financial Corporation, Inc. 2000 Restricted Stock Plan (3)
         11.0     Statement re:  Computation of Per Share Earnings
         27.0     Financial Data Schedule
         99.0     Return on Equity and Asset Ratios
         -----------------------------
         (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-65519.
         (2) Incorporated by reference into this document from the Exhibits to the Registrant's Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 1999.
         (3) Incorporated by reference into this document from Appendices A and B to the Proxy Statement for the Special Meeting of Shareholders held on February 16, 2000, as filed with the Securities Exchange Commission on January 4, 2000.

(b)      Reports on Form 8-K.

              On October 28, 1999, the Company filed an 8-K to declare a cash dividend of $.09 per share to stockholders of record on November 10, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

South Jersey Financial Corporation, Inc.


By:      /s/ Robert J. Colacicco                          Date:  March 24, 2000
         ----------------------------------------
         Robert J. Colacicco
         President, Chief Executive Officer and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                                     Title                                          Date

/s/ Robert J. Colacicco                        President, Chief Executive               March 24, 2000
-------------------------------------------    Officer and Director
Robert J. Colacicco                            (principal executive
                                               officer)


/s/ Gregory M. DiPaolo                         Executive Vice President,                March 24, 2000
-----------------------------------------      Treasurer, Chief Operating
Gregory M. DiPaolo                             Officer and Director (principal
                                               financial officer)


/s/ Joseph M. Sidebotham                       Corporate Secretary and                  March 24, 2000
----------------------------------------       Chief Accounting Officer
Joseph M. Sidebotham                           (principal accounting officer)


/s/ Richard W. Culbertson, Jr.                 Director and Chairman of                 March 24, 2000
-----------------------------------------      the Board
Richard W. Culbertson, Jr.


/s/ Richard Baer                               Director                                 March 24, 2000
-----------------------------------------
Richard Baer


/s/ John V. Field                              Director                                 March 24, 2000
------------------------------------------
John V. Field


/s/ Richard G. Mohrfeld                        Director                                 March 24, 2000
-----------------------------------------
Richard G. Mohrfeld


/s/ Lawrence B. Seidman                        Director                                 March 24, 2000
------------------------------------------
Lawrence B. Seidman


/s/ Ronald L. Woods                            Director                                 March 24, 2000
------------------------------------------
Ronald L. Woods