Form 10QSB
period 2000-03-31
SOUTH JERSEY FINANCIAL CORP INC
filed 2000-05-12
CIK 1071346

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-24997

                   SOUTH JERSEY FINANCIAL CORPORATION, INC.
----------------------------------------------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)
Delaware                                                                                                     22-3615289
-----------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                     (I.R.S. Employer Identification No.)

4651 Route 42, Turnersville, New Jersey                                                                           08012
-----------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                     (Zip Code)

                                                          (856) 629-6000
-----------------------------------------------------------------------------------------------------------------------
                                         (Issuer's telephone number, including area code)

                                                          Not Applicable
-----------------------------------------------------------------------------------------------------------------------
                        (Former name, former address and former fiscal year, if changes since last report)


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 3,423,571 shares of common stock, par value $0.01 per share, outstanding as of May 10, 2000.


Traditional Small Business Disclosure Format (Check One):     Yes [ ]    No [X]

                    SOUTH JERSEY FINANCIAL CORPORATION, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Statements of Financial Condition at
         March 31, 2000 (unaudited) and December 31, 1999 ...........................................   1

         Consolidated Statements of Income for the Three
         Months Ended March 31, 2000 and 1999 (unaudited)............................................   2

         Consolidated Statements of Changes in Shareholders' Equity
         for the Three Months Ended March 31, 2000...................................................   3

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2000 and 1999........................................................   4

         Notes to Consolidated Financial Statements..................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......  13

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................  19
Item 2.  Changes in Securities.......................................................................  19
Item 3.  Defaults Upon Senior Securities.............................................................  19
Item 4.  Submission of Matters to a Vote of Security Holders.........................................  19
Item 5.  Other Information...........................................................................  19
Item 6.  Exhibits and Reports on Form 8-K............................................................  19

SIGNATURES...........................................................................................  21

                         PART I.  FINANCIAL INFORMATION
Item 1.

South Jersey Financial Corporation, Inc. and Subsidiary
Consolidated Statements of Financial Condition

                                                                                March 31, 2000   December 31, 1999
                                                                                --------------   -----------------
                                                                                    (Unaudited)
                                                                                            (In thousands)
ASSETS
------
Cash and cash equivalents                                                             $  6,386            $  5,800
Investment securities held to maturity (approximate fair values - 2000,                 61,805              64,837
$58,789; 1999, $61,655)


Investment securities available for sale at fair value                                  22,670              23,515
Mortgage-backed securities held to maturity (approximate fair values - 2000,            55,963              57,508
$53,669; 1999, $55,530)
Mortgage-backed securities available for sale at fair value                             27,024              25,483
Federal Home Loan Bank stock - at cost                                                   2,138               2,138
Loans receivable, net                                                                  144,433             147,658
Accrued interest receivable                                                              2,541               2,570
Office properties and equipment                                                          2,855               2,922
Deferred income taxes                                                                    1,739               1,729
Prepaid expenses and other assets                                                          536                 313
                                                                                  ------------   -----------------
Total Assets                                                                          $328,090            $334,473
                                                                                  ============   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits                                                                              $240,545            $237,852
Advances from Federal Home Loan Bank                                                    32,083              37,074
Advances from borrowers for taxes and insurance                                            958                 907
Accounts payable and accrued expenses                                                      833               1,260
Income taxes payable                                                                       466                 132
                                                                                  ------------   -----------------
Total liabilities                                                                      274,885             277,225
Shareholders' equity:
Preferred stock - $0.01 per share; 1,000,000 authorized; none issued                         -                   -
Common stock - $0.01 per share; 14,000,000 authorized; 3,793,430 issued                     38                  38
Paid-in-capital in excess of par                                                        36,286              36,265
Unearned ESOP shares                                                                    (2,782)             (2,832)
Unearned Stock Awards                                                                   (1,663)                  -
Treasury Stock (369,859 shares)                                                         (5,658)             (2,831)
Retained Earnings - Partially restricted                                                27,909              27,481
Accumulated other comprehensive loss                                                      (925)               (873)
                                                                                  ------------   -----------------
Total shareholders' equity                                                              53,205              57,248
                                                                                  ------------   -----------------
Total Liabilities and Shareholders' Equity                                            $328,090            $334,473
                                                                                  ============   =================

See accompanying notes to consolidated financial statements.

South Jersey Financial Corporation, Inc. and Subsidiary
Consolidated Statements of Income

                                                                Three Months Ended March
                                                          ------------------------------------
                                                              2000                    1999
                                                          ---------------        -------------
                                                                       (Unaudited)
                                                        (In thousands except for per share data)
INTEREST INCOME
    Interest and fees on loans                            $    2,677              $    2,097
    Interest on mortgage-backed securities                     1,459                   1,043
    Interest on investment securities                          1,459                   1,897
                                                          ----------              ----------
    Total interest income                                      5,595                   5,037
INTEREST EXPENSE
    Interest on deposits                                       2,437                   2,491
    Interest on borrowed money                                   477                     265
                                                          ----------              ----------
    Total interest expense                                     2,914                   2,756
                                                          ----------              ----------
NET INTEREST INCOME                                            2,681                   2,281
PROVISION FOR LOSSES                                              15                      75
                                                          ----------              ----------
NET INTEREST INCOME AFTER PROVISION                            2,666                   2,206
OTHER INCOME
    Service charges and other fees                               145                     141
    Gain on sale of loans                                         33                       2
    Net loss on sale of available for sale securities            (36)                      -
                                                          ----------              ----------
    Total other income                                           142                     143
OPERATING EXPENSES
    Compensation and employee benefits                         1,024                     937
    Fixed assets                                                 198                     179
    Federal deposit                                               13                      35
    Data processing                                               99                      95
    Advertising                                                   18                      25
    Other operating                                              311                     212
    Foundation contribution                                        -                   2,811
                                                          ----------              ----------
    Total operating expenses                                   1,663                   4,294
                                                          ----------              ----------
INCOME (LOSS) BEFORE INCOME TAXES                              1,145                  (1,945)
INCOME TAX EXPENSE (BENEFIT)                                     418                    (799)
                                                          ----------              ----------
NET INCOME (LOSS)                                         $      727              $   (1,146)
                                                          ==========              ==========
Per share data:
    Basic net income (loss) per share(1)                  $     0.23              $    (0.40)
    Diluted net income (loss) per share(1)                $     0.22              $    (0.40)
    Avg number of shares outstanding - basic               3,180,839               3,490,061
    Avg number of shares outstanding - diluted             3,246,508               3,490,061


(1) Basic and diluted net income per share represent data since becoming a public company on February 12, 1999.

See accompanying notes to consolidated financial statements.

South Jersey Financial Corporation, Inc.  and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity

                             Compre-   Common     Treasury   Paid in      Unearned   Unearned   Retained    Accumulated   Total
                             hensive   Stock at   Stock      Capital in   ESOP       Stock      Earnings -  Other         Share-
                             Income    Par                   excess of    Shares     Awards     Partially   Compre-       holders'
                                                             Par                                Restricted  hensive Loss  Equity
                             -------   --------   --------   ----------   ---------  ---------  ----------  ------------  --------
                                                            (Unaudited)
                                                          (In thousands)
Balance at January 1, 2000               $38     $(2,831)      $36,265      $(2,832)  $     -    $27,481        (873)       $57,248

Dividends paid                             -           -             -            -                 (299)          -           (299)

ESOP shares committed to
  be released                              -           -            21           50                    -           -             71

Treasury stock acquired,
  at cost                                  -      (2,827)            -            -                    -           -         (2,827)

Stock Awards                                                                          $(1,663)
    Comprehensive income:                                                                                                    (1,663)
    Net income                  $727       -           -             -            -                  727           -            727
                             ---------
    Unrealized loss
    on available for
    sale securities,
    net of taxes                 (52)      -           -             -            -                    -         (52)           (52)
                             ---------
    Sub-total other
    comprehensive loss           (52)      -           -             -            -                    -           -              -
                             ---------
  Total
  comprehensive income          $675       -           -             -            -                    -           -            -
                             =========   ---- -----------    ----------     --------   --------  -------       ------       -------
Balance at March 31, 2000                 $38    $(5,658)       $36,286     $(2,782)   $(1,663)  $27,909       $(925)       $53,205
                                         ==== ===========    ==========     ========   ========  =======       ======       =======

See accompanying notes to consolidated financial statements.

South Jersey Financial Corporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows

                                                         Three Months Ended March 31,
                                                       --------------------------------
                                                          2000                    1999
                                                       ----------           -----------
                                                                 (Unaudited)
                                                               (In thousands)
OPERATING ACTIVITIES
    Net income (loss)                                  $    727              $  (1,146)
    Provision for losses                                     15                     75
    Provision for depreciation                               75                     71
    Amortization of premium/discounts on                    (16)                    (6)
    mortgage-backed securities, net
    Amortization of premium/discounts on                     32                     57
    investments, net
    Amortization of premium/discounts on                      7                    (37)
    loans, net
    ESOP expense                                             71                      -
    Loss on sale of investments                              36                      -
    Gain on sale of loans                                   (33)                     -
    Changes in assets and liabilities which
    provided (used) cash:
         Accrued interest receivable                         29                   (287)
         Prepaid expenses and other assets                 (223)                   617
         Deferred income taxes                               20                 (1,180)
         Deferred and prepaid loan fees                      (4)                   (41)
         Accounts payable and accrued                      (427)                  (369)
         expenses
         Income taxes payable                               334                    396
                                                     ----------            -----------
             Net cash provided by                           643                 (1,850)
             (used in) operating
             activities

INVESTING ACTIVITIES
     Purchase of:
         Mortgage-backed securities                      (1,962)                (23,015)
         Investment securities                             (379)                (43,999)
         Federal Home Loan Bank Stock                         -                    (148)
         Office properties and equipment                     (8)                    (84)



South Jersey Financial Corporation, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Continued)

                                                           Three Months Ended March 31,
                                                         --------------------------------
                                                           2000                  1999
                                                         ----------           -----------
                                                                    (Unaudited)
                                                                  (In thousands)
INVESTING ACTIVITIES (Continued)
  Proceeds from:
    Maturing mortgage-backed securities                    1,888                 4,472
    Maturing investment securities                         3,000                13,212
    Sale of available for sale securities                  1,200                     -
    Sale of loans                                          1,971                     -
  Real estate acquired through foreclosure                     -                  (141)
  Principal collected on long-term loans                   4,118                 5,733
  Long-term loans originated or acquired                  (2,849)              (16,245)
                                                      ----------           -----------
         Net cash provided by (used in)
          (used in) investing activities                   6,979               (60,215)

FINANCING ACTIVITIES:
  Net increase in deposits                                 2,693                   121
  Net (decrease)/increase in FHLB advances                (4,991)                  500
  Increase in advances from borrowers for                     51                    65
  taxes and insurance
  Dividends on Common Stock                                 (299)                    -
  Stock Awards                                            (1,663)                    -
  Purchase of treasury stock                              (2,827)                    -
  Net proceeds from issuance of common stock                   -                33,293
                                                      ----------            ----------
         Net cash (used in) provided by financing
          financing activities                            (7,036)               33,979
                                                      ----------           -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         $   586            $  (28,086)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD       $ 5,800            $   49,987
                                                      ----------           -----------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD             $ 6,386            $   21,901
                                                      ==========           ===========

See accompanying notes to consolidated financial statements.

                    SOUTH JERSEY FINANCIAL CORPORATION, INC.
                   Notes to Consolidated Financial Statements

(1)  Organization
     ------------

South Jersey Financial Corporation, Inc. (the "Company") was incorporated under Delaware law in September 1998 for the purpose of serving as the holding company of South Jersey Savings and Loan Association (the "Association") as part of the Association's conversion from the mutual to stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation and the Securities and Exchange Commission (the "SEC"). The Conversion, completed on February 12, 1999, resulted in the Company issuing an aggregate of 3,793,430 shares of its common stock, par value $.01 per share, of which 3,512,435 shares were sold in a subscription offering at a purchase price of $10 per share and 280,995 shares were issued and contributed to South Jersey Savings Charitable Foundation (the "Foundation"). Prior to the Conversion, the Company had not engaged in any material operations. The financial statements for the periods prior to February 12, 1999 are the statements of the Association.

(2)  Accounting Principles
     ---------------------

The accompanying unaudited consolidated financial statements of South Jersey Financial Corporation, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year.

For further information, refer to the financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Recent Accounting Pronouncements

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

(3)    Investment securities
       ---------------------
Investment securities are summarized as follows:

                                                               At March 31, 2000
                                             ---------------------------------------------------
                                               Amortized    Gross        Gross     Approximate
                                                 Cost     Unrealized   Unrealized   Fair  Value
                                                            Gains        Losses
                                             -----------  ----------   ----------   ------------
Investment securities                                           (In thousands)
Held-to-maturity
     U. S. Treasury and government agencies      $26,193          $41       $  467       $25,767
     FHLB Notes                                   35,512            -        2,590        32,922
     Municipal Obligations                           100            -            -           100
                                               ---------        -----       ------      --------
          Total                                  $61,805          $41       $3,057       $58,789
                                               =========        =====       ======      ========

Investment securities
Available-for-sale
     FHLB Notes                                  $ 3,000          $ -       $  243       $ 2,757
     Equity Securities                               379            -           36           343
     Mutual Funds                                 19,870            -          300        19,570
                                              ----------        ------      ------       -------
          Total                                  $23,249          $ 0       $  579       $22,670
                                              ==========        ======      ======       =======


                                                             At December 31, 1999
                                             ---------------------------------------------------
                                               Amortized    Gross        Gross     Approximate
                                                 Cost     Unrealized   Unrealized   Fair  Value
                                                            Gains        Losses
                                              ----------  ----------   ----------  -------------
Investment securities                                           (In thousands)
Held-to-maturity
     U. S. Treasury and government agencies      $28,222          $42       $  457       $27,807
     FHLB Notes                                   36,515            -        2,767        33,748
     Municipal Obligations                           100            -            -           100
                                                --------        -----       ------       -------
          Total                                  $64,837          $42       $3,224       $61,655
                                                ========        =====       ======       =======



Investment securities
Available-for-sale
     FHLB Notes                                  $ 3,000          $ -       $  279       $ 2,721
     Mutual Funds                                 21,106            -          312        20,794
                                                --------        ------      ------       -------
          Total                                  $24,106          $ 0       $  591       $23,515
                                                ========        ======      ======       =======

(4)    Mortgage-backed securities
       --------------------------

       Mortgage-backed securities are summarized as follows:

                                                       At March 31, 2000
                                      --------------------------------------------------
                                        Amortized     Gross        Gross     Approximate
                                          Cost     Unrealized   Unrealized   Fair Value
                                                     Gains        Losses
                                      -----------  ----------  -----------  ------------
Mortgage-backed Securities                               (In thousands)
Held-to-maturity
     GNMA pass-through certificates       $   399         $ 15       $  - -      $   414
     FNMA pass-through certificates        41,852           40        2,207       39,685
     FHLMC pass-through certificates       13,712           68          210       13,570
                                         --------         ----       ------      -------
          Total                           $55,963         $123       $2,417      $53,669
                                         ========         =====      ======      =======


Mortgage-backed Securities
Available-for-sale
     GNMA pass-through certificates       $14,546         $---       $  407      $14,139
     FNMA pass-through certificates        11,452            -          455       10,997
     FHLMC pass-through certificates        1,934            -           46        1,888
                                          -------        -----       ------      -------
          Total                           $27,932         $  0       $  908      $27,024
                                          =======        =====       ======      =======

                                                      At December 31, 1999
                                      --------------------------------------------------
                                        Amortized     Gross        Gross     Approximate
                                          Cost     Unrealized   Unrealized   Fair Value
                                                     Gains        Losses
                                      -----------  ----------  -----------  ------------
Mortgage-backed Securities                               (In thousands)
Held-to-maturity
     GNMA pass-through certificates       $   461         $ 25       $  - -      $   486
     FNMA pass-through certificates        42,716           57        2,017       40,756
     FHLMC pass-through certificates       14,331          112          155       14,288
                                          -------         ----       ------      -------
          Total                           $57,508         $194       $2,172      $55,530
                                          =======         ====       ======      =======


Mortgage-backed Securities
Available-for-sale
     GNMA pass-through certificates       $14,636         $---       $  397      $14,239
     FNMA pass-through certificates         9,714            -          394        9,320
     FHLMC pass-through certificates        1,949            -           25        1,924
                                          -------         ----       ------      -------
          Total                           $26,299         $  0       $  816      $25,483
                                          =======         ====       ======      =======


At March 31, 2000, the amortized cost of mortgage-backed securities pledged for public deposits was $502,000.

At March 31, 2000, the amortized cost of mortgage-backed securities pledged for Federal Home Loan Bank ("FHLB") borrowings was $26,105,000.


(5)    Loans receivable
       ----------------

Loans receivable at March 31, 2000 and December 31, 1999 consist of the following:

                                                       At March 31, 2000       At December 31, 1999
                                                       ------------------      --------------------
                                                                      (In thousands)
Residential mortgage loans (primarily single                    $126,095                   $127,364
 family)
Nonresidential mortgage loans                                      2,013                      2,042
Home equity loans and equity lines of credit                      16,796                     16,691
Education loans                                                       26                      2,011
Other consumer loans                                                 526                        584
                                                             -----------                -----------
                                                                 145,456                    148,692
Less:
Allowance for losses                                              (1,030)                    (1,044)
Net deferred fees and other credits                                    7                         10
                                                             -----------                -----------
Net loans receivable                                            $144,433                   $147,658
                                                             ===========                ===========

An analysis of activity in allowance for losses at March 31, 2000 and 1999 is as follows:

                                                       At March 31, 2000          At March 31, 1999
                                                       -----------------          -----------------
                                                                       (In thousands)
Balance, beginning of                                            $ 1,044                   $    940
 year
Provision for losses                                                  15                         75
Charge-offs                                                          (29)                        -
Recoveries                                                            -                          38
                                                             -----------                -----------
Balance, end of period                                          $  1,030                   $  1,053
                                                             ===========                ===========

(6)  Accrued interest receivable
     ---------------------------

Accrued interest receivable at March 31, 2000 and December 31, 1999 consists of the following:

                                                   At March 31, 2000       At December 31, 1999
                                                   -----------------       --------------------
                                                               (In thousands)
    Investments and interest-bearing deposits         $  1,307                 $   1,298
     Mortgage-backed securities                            495                       496
    Loans receivable                                       739                       776
                                                      --------                 ---------
    Total                                             $  2,541                 $   2,570
                                                      ========                 =========


(7)  Office properties and equipment
     -------------------------------

Office properties and equipment at March 31, 2000 and December 31, 1999 are summarized by major classifications as follows:

                                                   At March 31, 2000       At December 31, 1999
                                                   -----------------       --------------------
                                                                (In thousands)
Land and buildings                                    $   3,175                $ 3,179
Furniture and equipment                                   2,474                  2,468
                                                      ---------                -------
Total                                                     5,649                  5,647
Accumulated depreciation                                 (2,794)                (2,725)
                                                      ---------                -------
Net                                                   $   2,855                $ 2,922
                                                      =========                =======



(8)    Deposits
       --------
Deposits consist of the following major classifications at March 31, 2000 and December 31, 1999:

                                                 At March 31, 2000           At December 31, 1999
                                                 -----------------           --------------------
                                                                 (In thousands)
Passbook and clubs                                          $ 34,722                     $ 34,114
Checking accounts                                             38,499                       37,618
Money market demand                                           44,514                       44,961
                                                            --------                     --------
              Core account total                             117,735                      116,693
Certificates:
               Less than $100,000                            112,157                      110,250
               $100,000 or more                               10,653                       10,909
                                                            --------                     --------
                 Certificate  total                          122,810                      121,159
                                                            --------                     --------
Total                                                       $240,545                     $237,852
                                                            ========                     ========


(9)    Borrowings
       ----------

The Company had outstanding advances from the FHLB as follows

                                       At March 31, 2000                      At December 31, 1999
                                       -----------------                      --------------------
                                                       (Dollars In thousands)

Federal Home Loan Bank advances
 maturing in:
             2000                     $ 4,507           6.110%           $ 9,498            5.694%
             2001                         132           6.615%               132            6.615%
             2002                          44           6.615%                44            6.615%
             2003                       5,000           4.950%             5,000            4.950%
             2005                       2,000           5.080%             2,000            5.080%
             2006                         500           5.530%               500            5.530%
             2008                      12,400           5.098%            12,400            5.098%
             2009                       7,500           5.543%             7,500            5.543%
                                      -------         --------           -------           -------
Total                                 $32,083           5.335%           $37,074            5.232%
                                      =======         ========           =======           =======

Included in the table above at March 31, 2000 and December 31, 1999 are advances callable by the FHLB at various dates.

The advances were collateralized by FHLB stock and first mortgage loans and securities.

(10) Commitments and contingencies
     -----------------------------

Commitments at March 31, 2000 consist of the following:

                            At March 31, 2000
                          -------------------
                              (In thousands)
    Fixed rate mortgages              $ 1,054
    Consumer loans                        176
    Unused lines of credit              2,009
                          -------------------
    Total                             $ 3,239
                          ===================

At March 31, 2000, all commitments are expected to be funded within one year.



(11) Acquisition by Richmond County Financial Corporation
     ----------------------------------------------------

     Pursuant to an Agreement and Plan of Merger dated as of March 15, 2000, by and among the Company, Richmond County Financial Corp. ("Richmond County") and a wholly owned subsidiary of Richmond County, Richmond County Acquisition, Inc. ("Acquisition Sub"), the Company has agreed to merge with Acquisition Sub, with the Company being the surviving corporation. Immediately after this merger, the Association will merge with Richmond County Savings Bank ("Richmond County Bank"), with Richmond County Bank being the surviving institution. Richmond County intends to operate the Association's Collingswood, Glendora, and Turnersville offices as a division of Richmond County Bank. Under the merger agreement, each outstanding share of the Company's common stock will automatically become exchangeable for $20.00 in cash. The merger is subject to approval of the holders of a majority of the outstanding stock of the Company and to regulatory approval. It is anticipated that the transaction will be submitted to a vote of the Company's shareholders in the third quarter of the year.

Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 2000, and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

     Total assets decreased by $6.4 million, or 1.9%, to $328.1 million at March 31, 2000 from $334.5 million at December 31, 1999. The decrease in assets was the result of using cash for a stock repurchase, stock acquired for the Company's Restricted Stock Plan and a reduction of advances.

     Cash and cash equivalents increased $586 thousand, or 10.1%, to $6.4 million at March 31, 2000 from $5.8 million at December 31, 1999. The investment securities portfolio decreased $3.9 million, or 4.4%, to $84.5 million at March 31, 2000 from $88.4 million at December 31, 1999. The mortgage-backed securities portfolio remained constant at $83.0 million at March 31, 2000 and December 31, 1999. The net loan portfolio decreased $3.2 million, or 2.2%, to $144.4 million at March 31, 2000 from $147.7 million at December 31, 1999.

     Non performing assets increased to $365 thousand at March 31, 2000 from $131 thousand at December 31, 1999, representing 0.25% and 0.09%, respectively, of net loans at such dates.

     Total deposits increased $2.7 million, or 1.1%, to $240.5 million at March 31, 2000 from $237.9 million at December 31, 1999. Core accounts increased $1.0 million, or 0.9%, to $117.8 million at March 31, 2000 from $116.7 million at December 31, 1999. Certificates increased $1.7 million, or 1.4%, to $122.8 million at March 31, 2000 from $121.2 million at December 31, 1999.

     Advances from the FHLB decreased $5.0 million, or 13.5%, to $32.1 million at March 31, 2000 from $37.1 million at December 31, 1999.

     Shareholders' equity decreased $4.0 million, or 7.1%, to $53.2 million at March 31, 2000 from $57.2 million at December 31, 1999. This decrease was primarily a result of a stock repurchase in the amount of $2.8 million and stock acquired for the Company's Restricted Stock Plan in the amount of $1.7 million.

Comparison of Operating Results For the Three Months Ended March 31, 2000 and
1999

     General. Net income was $727 thousand, or $.23 basic and $.22 diluted earnings per share, for the quarter ended March 31, 2000 compared to core operating earnings (net income excluding the foundation contribution and the related tax effect) of $552 thousand for the same period last year, representing an increase of $175 thousand, or 31.7%. Including a non-recurring charge resulting from the $2.8 million contribution to establish the South Jersey Savings Charitable Foundation and the related tax benefit of $1.1 million, the Company experienced a net loss of $1.1 million for the quarter ended March 31, 1999.

     Interest Income. Total interest income increased $558 thousand, or 11.1%, to $5.6 million for the quarter ended March 31, 2000 from $5.0 million for the quarter ended March 31, 1999. This was primarily due to an increase in the average balance of earning assets of $20.7 million, or 6.9%, and an increase of 24 basis points in the weighted average yield on interest-earning assets to 6.94% for the quarter ended March 31, 2000 from 6.70% for the quarter ended March 31, 1999. Interest income on loans increased $580 thousand, or 27.7%, to $2.7 million for the quarter ended March 31, 2000 from $2.1 million for the quarter ended March 31, 1999. This increase was due to an increase of $37.6 million, or 34.2%, in the average balance of loans partially offset by a decrease of 39 basis points in the weighted average yield to 7.25% for the quarter ended March 31, 2000 from 7.64% for the quarter ended March 31, 1999. Interest income on mortgage-backed securities increased $416 thousand, or 39.9%, to $1.5 million for the quarter ended March 31, 2000 from $1.0 million for the quarter ended March 31, 1999. The increase was the result of an increase of $22.9 million, or 37.6%, in the average balance of mortgage-backed securities and a 12 basis point increase in the weighted average yield to 6.97% for the quarter ended March 31, 2000 from 6.85% for the quarter ended March 31, 1999. The increase in the average balance of earning assets in the mortgage-backed securities and the loan portfolios was a result of the deployment of the net proceeds of the conversion, and the continuation of a leveraging strategy of using advances to fund asset growth. Interest income on investment securities and interest-earning deposits decreased $438 thousand, or 23.1%, to $1.5 million for the quarter ended March 31, 2000 from $1.9 million for the quarter ended March 31, 1999. This decrease was due to a decrease of $39.8 million, or 30.4%, in the average balance of investment securities and interest-earning deposits offset by a 58 basis point increase in the weighted average yield to 6.41% for the quarter ended March 31, 2000 from 5.83% for the quarter ended March 31, 1999.

     Interest Expense. Interest expense increased by $158 thousand, or 5.7%, to $2.9 million for the quarter ended March 31, 2000 from $2.8 million for the quarter ended March 31, 1999. Interest expense on advances increased to $477 thousand for the quarter ended March 31, 2000 from $265 thousand for the quarter ended March 31, 1999. The increase in interest expense on advances was attributed to an increase in the average balance of advances to $35.4 million for the quarter ended March 31, 2000 from $21.0 million for the quarter ended March 31, 1999. A feature of the Company's business plan is to leverage the balance sheet through the utilization of advances to fund asset growth.
Interest expense on deposits remained relatively stable.

The following table sets forth information for the quarter ended March 31, 2000 and March 31, 1999 regarding the Company's (1) average balance of interest-earning assets and the average yields; (2) average balance of interest-bearing liabilities and average costs; (3) net interest income; (4) interest rate spread; and (5) net yield earned on weighted average interest-earning assets.

                                                              For the Three Months Ended
                                     ----------------------------------------------------------------------------------
                                                    March 31, 2000                           March 31, 1999
                                     ---------------------------------------     --------------------------------------
                                                                    (Dollars in thousands)
                                      Average       Interest        Avg           Average        Interest        Avg
                                      Balance                    Yield/Rate       Balance                    Yield/Rate
                                     --------       ---------    ----------       -------        --------    ----------
Interest-earning assets:
  Loans                              $ 147,704        $ 2,677        7.25%        $ 110,068        $  2,097        7.64%
  Mortgage-backed securities            83,728          1,459        6.97%           60,869           1,043        6.85%
  Investment securities                 88,716          1,425        6.43%           88,652           1,400        6.34%
  Interest-earning deposits              2,419             34        5.58%           42,240             497        4.77%
                                     ---------        -------                     ---------        --------
Total interest-earning assets          322,567          5,595        6.94%          301,829           5,037        6.70%
  Non-interest-bearing assets            6,731                                        7,867
                                     ---------                                    ---------
Total assets                         $ 329,298                                    $ 309,696
                                     =========                                    =========
Interest-bearing liabilities:
  Deposits                             237,508          2,437        4.13%          235,519           2,491        4.29%
  Borrowings                            35,380            477        5.43%           21,043             265        5.11%
                                     ---------        -------                     ---------        --------
Total interest-bearing liabilities     272,888          2,914        4.29%          256,562           2,756        4.36%

  Non-interest bearing liabilities         775                                        1,464
                                     ---------                                    ---------
Total liabilities                      273,663                                      258,026
Shareholders' equity                    55,635                                       51,670
                                     ---------                                    ---------
Total liabilities and
 shareholders' equity                $ 329,298                                    $ 309,696
                                     =========                                    =========
Net interest-earning assets          $  49,679                                    $  45,267
                                     =========                                    =========
Net interest income/interest
 rate spread                                          $  2,681       2.65%                         $  2,281        2.34%
                                                      ========                                     ========
Net interest margin as a % of
 average  interest-earning assets                                    3.34%                                         3.00%





     Provision for Losses. The provision for losses decreased $60 thousand to $15 thousand for the quarter ended March 31, 2000 from $75 thousand for the quarter ended March 31, 1999. The decrease in the provision for losses was a result of a decrease of non-performing assets from $609 thousand at March 31, 1999 to $365 thousand at March 31, 2000. The ratio of allowance for losses as a percentage of non-performing assets was 282.19% at March 31, 2000 and 172.91% at March 31, 1999. Management regularly analyzes the sufficiency of its allowance based upon portfolio composition, asset classifications, loan-to-value ratios,
potential impairments in the loan portfolio, and other factors.   While
management believes that the provision for losses and the allowance for losses are currently reasonable and adequate to cover any probable losses reasonably expected in the existing loan portfolio, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management control.

     Non-interest Income. Non-interest income was $142 thousand, which included a net loss on the sale of loans and investments of $3 thousand, for the quarter ended March 31, 2000 compared to $143 thousand, which included a net loss of $2 thousand on the sale of mortgage servicing, for the quarter ended March 31, 1999.

     Non-interest Expense. Non-interest expense was $1.7 million, or 2.00% of average monthly assets for the quarter ended March 31, 2000 compared to $1.5 million (excluding the foundation contribution), or 1.92% of average monthly assets for the quarter ended March 31, 1999, an increase of $180 thousand, or 12.1%. The increase in non-interest expense was primarily attributed to an increase in expenses related to the Employee Stock Ownership Plan ("ESOP") and establishment of the Company's Restricted Stock Plan, an increase in fixed asset expense and an increase in costs associated with being publicly owned.

     Income Taxes. Income tax expense for the quarter ended March 31, 2000 totalled $418 thousand resulting in an effective tax rate of 36.5%. Income tax benefit for the quarter ended March 31, 1999 totalled $799 thousand. The difference in taxes was a result of a tax benefit of $1.1 million associated with the $2.8 million contribution to the Foundation.

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

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 2000, the Company had $32.1 million in advances outstanding from the FHLB, and at March 31, 2000, had an additional overall borrowing capacity of up to 30% of assets from the FHLB. Depending on market conditions, the pricing of deposit products and FHLB advances, the Company may continue to rely on FHLB borrowings to fund asset growth. The Company may also use repurchase agreements collateralized by securities.

     Outstanding commitments totalled $3.2 million at March 31, 2000.
Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 2000 totalled $54.8 million. It has been and will continue to be a priority of management to retain time deposits. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits.
From time to time, the Company may offer competitive special products to its customers to increase retention. Based upon the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a portion of such deposits will remain with the Company.

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2000, cash and cash equivalents totalled $6.4 million.

     The Association has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Association's currently required liquidity ratio is 4.0%. At March 31, 2000, the Association's liquidity ratio was 48.71%.

     At March 31, 2000, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $40.8 million, or 12.9%, of total adjusted assets, which is above the required level of $4.7 million, or 1.5%; core capital of $40.8 million, or 12.9%, of total adjusted assets, which is above the required level of $9.5 million, or 3.0%; and risk-based capital of $41.8 million, or 35.8%, of risk-weighted assets, which is above the required level of $9.3 million, or 8.0%.

Year 2000 Compliance

     The Company accomplished the objectives established in its Year 2000 Action Plan. All internal software and hardware used in the Company's business made it through the transaction from 1999 to 2000 without any abnormalities or inaccurate results. In addition, the Company's critical vendors and suppliers also made the transition successfully.

     Other critical, future dates previously identified as being potentially vulnerable to the Year 2000 problem were tested as part of the century rollover testing. All critical applications thought to be impacted by future dates were evaluated and further testing of various dates conducted as necessary. Any potential problems identified during this testing have been corrected. The Company does not anticipate any problems associated with these future dates.

     The Company engaged in an upgrade of its technology systems in addition to
implementing its Year 2000 policy.   The Association has budgeted approximately
$150,000 in connection with the costs associated with achieving Year 2000 compliance and its related technology systems upgrade and, as of March 31, 2000, had expended approximately $110,000.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         The Company is not a party to any material legal proceedings at this time. From time to time the Company is involved in various claims and legal actions arising in the ordinary course of business.

Item 2.  Changes in Securities
         ---------------------

              None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

              None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         On February 16, 2000, the Company held a Special Meeting of Shareholders to vote on the approval of the South Jersey Financial Corporation, Inc. 2000 Stock Option Plan, the approval of the South Jersey Financial Corporation, Inc. 2000 Restricted Stock Plan, and the ratification of the appointment of Deloitte & Touche LLP as independent auditors of South Jersey Financial Corporation, Inc. for the year ending December 31, 2000. The results of the vote were as follows:


                                                 Withheld/          Broker
Proposal                    Votes For  Against    Abstain          Non-Votes
------------------------    ---------  --------  ---------         ---------
Stock Option Plan           2,237,425  269,494     13,443           710,939
Restricted Stock Plan       2,175,555  328,123     16,684           710,939
Ratification of Auditors    3,209,453   15,934      5,914                --



Item 5.  Other Information.
         -----------------

            None.


Item 6.  Exhibits and Reports on Form 8-K ((S)249.308 of this Chapter).
         -------------------------------------------------------------

      (a)  Exhibits


          3.1 Certificate of Incorporation of South Jersey Financial Corporation, Inc.(1)
          3.2  By-Laws of South Jersey Financial Corporation, Inc.(1)
          4.0  Stock Certificate of South Jersey Financial Corporation, Inc.(1)
         10.1  South Jersey Financial Corporation, Inc. 2000 Stock Option
               Plan(2)
         10.2 South Jersey Financial Corporation, Inc. 2000 Restricted Stock Plan(2)
         11.0  Statement re:  Computation of Per Share Earnings
         27.0  Financial Data Schedule
       _____________________________

     (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-65519.

     (2) Incorporated by reference into this document from Appendices A and B to the Proxy Statement for the Special Meeting of Shareholders held on February 16, 2000, as filed with the Securities and Exchange Commission on January 4, 2000.

     (b)  Reports on Form 8-K

              On January 31, 2000, the Company filed an 8-K to announce that its Board of Directors declared a dividend of $.09 per share. The dividend was paid to shareholders of record as of February 10, 2000. It was paid on February 25, 2000.

              On February 22, 2000, the Company filed an 8-K to announce it had received regulatory approval to repurchase 5% of its outstanding shares. The press release announcing the receipt of regulatory approval was filed by exhibit.

              On February 23, 2000, the Company filed an 8-K to announce it had completed its repurchase of 5% of its outstanding shares. The press release announcing the completion of the stock repurchase was filed by exhibit.

              On March 22, 2000, the Company filed an 8-K to announce it had entered into an Agreement and Plan of Merger with Richmond County Financial Corporation. For additional information see footnote number 11 in the Notes to the consolidated financial statements.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SOUTH JERSEY FINANCIAL CORPORATION, INC.

Dated: May 12, 2000               By:  /s/ Robert J. Colacicco
                                       ---------------------------------------
                                       Robert J. Colacicco
                                       President and Chief Executive Officer
                                       (principal executive officer)

Dated: May 12, 2000               By:  /s/ Gregory M. DiPaolo
                                       ---------------------------------------
                                       Gregory M. DiPaolo
                                       Executive Vice President, Treasurer and
                                       Chief Operating Officer
                                       (principal financial officer)

Dated: May 12, 2000               By:  /s/ Joseph M. Sidebotham
                                       ---------------------------------------
                                       Joseph M. Sidebotham
                                       Corporate Secretary and Chief
                                       Accounting Officer
                                       (principal accounting officer)